Form 10KSB
period 1995-06-30
MEDCO HEALTH CORP
filed 1997-05-08
CIK 315904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended June 30, 1995

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the transition period from ________ to _______


                          COMMISSION FILE NUMBER 0-9185

                            MEDCO HEALTH CORPORATION
                      (FORMERLY WILLISTON OIL CORPORATION)


            NEVADA                                           22-1934084
(State or other jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)

         532 SYLVAN AVENUE
     ENGLEWOOD CLIFFS, NEW JERSEY                               07632
(Address of Principal executive offices)                     (Zip Code)

                                 (201-541-8444)
              (Registrant's telephone number, including area code)

         SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                      CLASS A COMMON STOCK, $.001 PAR VALUE

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                   $_________

              (Issuer's revenues for its most recent fiscal year).

                                   __________

      (Aggregate market value of the voting stock held by non-affiliates of
                                   Registrant)

            36,695,543 SHARES CLASS A COMMON STOCK, $.001 PAR VALUE
             1,250,000 SHARES CLASS B COMMON STOCK, $.001 PAR VALUE
  (Number of shares outstanding of each of the Registrant's classes of common stock, as of August 3, 1996

Transitional Small Business Disclosure Format (check one)

Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   INTO PART I

                  Annual Report on Form 10-K of Registrant for
                          the year ended June 30, 1981

                   Current Reports on Forms 8-K of Registrant

                               Dated: May 11, 1981
                                      July 1, 1981
                                      October 13, 1981
                                      October 20, 1981
                                      November 16, 1981

                                     PART I

ITEM 1.  BUSINESS


RECENT DEVELOPMENTS

         Since the "reverse acquisition" of its wholly-owned subsidiary, Medco Health Corporation, in January of 1995, the Company's principal business activities have been the marketing and distribution of medical equipment and supplies and, until August 30, 1996, health care services. Health care is one of the largest industries in the world and continues to grow as new products, devices, procedures, and techniques are developed. According to industry estimates, the physician office site segment of the health care industry represents a $6.6 billion market estimated to be growing at 8% to 12% annually. It is the Company's goal to take advantage of such growth by expanding its existing medical supply and equipment distribution operations through increases in its sales staff and the broadening of its product lines and markets. It also intends to extend its operations to include two additional segments, the establishment and operation of a clinical laboratory and a diagnostic imaging facility. To accomplish the foregoing, the Company will require additional funding in an approximate amount of $4,700,000, which it intends to raise by means of secured loans from banks and other lending institutions. There can be no assurance that the Company will, in fact, be able to raise such funding and actually expand its operations as contemplated or even to bring its present operations to a profitable level. While such proposed activities are discussed in this report, there can be no assurance that the Company will, in fact, be successful in establishing and commencing operation of either of its proposed new business, or in expanding, or reaching profitable operational levels in, its existing medical supply and equipment distribution business. A failure on the part of the Company to raise at least $4,700,000 in additional financing, will have a material adverse effect upon its financial position and prospects and its ability to continue in business. The Company's existing medical equipment and supplies business and its proposed clinical laboratory and diagnostic imaging businesses are discussed separately, below.

                  The Company held a meeting of its shareholders, pursuant to an information statement conforming to the requirements of Schedule 14A of the Securities Exchange Act of 1934, as amended (the "34 Act"), and changed its corporate name to Medco Health Corporation. For a discussion of the Company's corporate history prior to the Medco Acquisition and its former oil and gas mining business, see the discussion, below, in this Item I under the subcaption, "Historical Background".


EXISTING AND PROPOSED BUSINESS OPERATIONS


MARKETING AND DISTRIBUTION
   OF MEDICAL EQUIPMENT AND SUPPLIES


OVERVIEW

         The Company is currently engaged in the business of marketing and distributing medical equipment and supplies. It distributes selected items from substantially all major product lines of medical supplies and equipment. The Company currently sells a broad range of medical supplies which include over 1,000 items in stock, such as various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic soft goods and casting products, wood tongue blades and applicators, sterilization and intravenous solutions, and specimen containers. Its equipment lines include X-Ray machines, scales, blood chemistry analyzers, examination tables and furniture, electrocardiograph monitors, cardiac stress systems, holter monitors, as well as sophisticated diagnostic equipment, which the Company will supply on order.

PRODUCTS AND DELIVERY

         The Company's principal objective in its existing operations is complete customer satisfaction. Its goals in this area include delivery service on a regular basis, knowledgeable consultative sales professionals, a broad product line including sophisticated diagnostic equipment and supplies, no minimum order size or shipping charges, and returns of unused, saleable products for instant credit. As of the date hereof, however, the Company has been unable to achieve such goals except on a limited basis because its limited financial resources and insufficient warehouse space have effectively prevented it from keeping sufficient supplies in stock or retaining, on a permanent basis, an adequate, knowledgeable sales staff. The Company intends to remedy the foregoing problems by raising adequate financing for investment in inventory and by expanding its warehouse space. There can be no assurance, however, that the Company will be able to obtain the financing required to accomplish the foregoing.

         The Company distributes over 1,000 different products manufactured by approximately 200 manufacturers. The Company has in the past and is currently experiencing difficulty maintaining good relations with its vendors because its limited financial resources prevent it from paying its bills on a timely basis. Unless the Company raises the additional financing it requires and cures these problems with its vendors, it could have a material adverse effect on the Company, and therefore affect the profitability of its business.


SALES AND MARKETING

         The Company currently markets medical equipment and supplies medical laboratories, office-based physicians, hospitals, and health maintenance organizations in the northern New Jersey area principally through personal contacts between its permanent sales staff of five and independent sales representatives who may work on a comparatively continuous and exclusive basis or on an isolated, one-time, single-item basis. During the fiscal year ended June 30, 1996, approximately 60% percent of sales were booked by the Company's in-house sales staff and approximately 40% percent were generated by independent sales representatives who earned commissions or finders fees of from 6 to 10 % of the total sales price of the item sold.

         During the fiscal year ended June 30, 1996, approximately 70% of revenues from this segment of the Company's business were from sales of disposable medical supplies such as pregnancy and drug testing kits, latex gloves, test tubes, syringes, etc., with the remaining 30% of revenues generated by sales of medical equipment, ranging from X-Ray machines that cost approximately $25,000 per unit to various lower-cost items such as examining tables, microscopes, nebulizers, and scales. The Company's management and sales personnel are familiar with the medical equipment market which includes highly specialized and technical equipment manufactured for specific niches in the medical community. Because of the Company's knowledge of the equipment available in this field, and where it can be located and obtained on advantageous terms, a significant portion of the Company's equipment sales are generated by customer requests for difficult to locate items. In addition, through the Company's services, busy individual or groups of physicians are saved the time and expense of "shopping" for medical equipment and the best terms for its purchase. Requests for equipment are received by the Company directly from customers and from outside, independent sales representatives who also use the Company's services to locate and negotiate the purchase of equipment. In such cases the Company will pay a finder's fee to such independent sales representatives, generally in the range of 6 to 10% of the total sales price.

         Sales are generally made to customers on a payment basis of net 30-days. Purchases are made on a net 60-day payment basis. During the past fiscal year, the Company has been unable to successfully collect payments from its customers in the aggregate amount of approximately $60,000. Management ascribes the failure of its customers to pay for purchases ordered and delivered, generally to cash flow problems. Failure of some of the Company's customers to pay for goods for which the Company was, in turn, obligated to pay the manufacturers, resulted in a loss from operations during the twelve month period ended August 31,1996, in the aggregate amount of $150,000. The Company plans to avoid the reoccurrence of such customer failure to pay by instituting credit analysis and D&B reporting. Unless the Company is successful in doing so, the Company will continue to experience cash problems.

         The Company may seek third parties for strategic alliances for marketing and distributing products throughout the United States and in select foreign countries. It will also endeavor to obtain contracts, licensing agreements and joint ventures with product manufacturers as well as with other distributors and sales representatives for the right to introduce and create a demand for products which they manufacture or have the right to distribute, on an exclusive or non-exclusive basis. The Company will also seek to enter into exclusive or non-exclusive supply arrangements with health care institutions and professionals. In this regard the Company has entered into negotiations with Aprica Corp., for a five-year exclusive right to market a special bed for paraplegics which Aprica is currently developing, and which is expected to be available by February of 1997. Such negotiations are at too early a stage for the Company to predict whether it will be successful in acquiring such right. Likewise, the Company is not able to give any assurances that it will be successful in entering into any supply or distribution contracts with product users or manufacturers. Its inability to do so will have an adverse effect on the Company's condition and prospects for improvement and expansion of its existing business.


CUSTOMERS

         During the fiscal year ended June 30, 1996, the Company's principal customers for its medical equipment and supplies sales included three medical laboratories, the Hackensack Medical Center, a major hospital in northern New Jersey, the New Jersey Medical Group, a group physician medical center located in Fort Lee, New Jersey, and eight physicians in single practices.



PROPOSED OPERATING STRATEGY FOR
   MEDICAL SUPPLY AND EQUIPMENT DISTRIBUTION SEGMENT


         The Company's primary objective is to establish itself as a leading distributor of medical supplies and equipment in the tri-state area and capture a significant market share of the medical supplies and equipment market in such area. To achieve this objective, the Company will endeavor to:

                  Increase sales by adding additional sales personnel and providing superior service, competitive pricing, and a broad product line to include sophisticated diagnostic equipment to be marketed by the Company on an exclusive or semi-exclusive basis;

                  Achieve and maintain profitable operating margins by increasing sales force productivity, reducing product costs through volume purchase arrangements, leveraging fixed distribution costs, and improving operational efficiencies through the implementation of computer systems.

                  Develop agreements with large users of medical supplies and equipment as exclusive suppliers of some or all of their product requirements.

                  Develop agreements with reputable manufacturers of medical products and equipment as exclusive or non-exclusive distributors and/or sales representatives for their products.

                  Clearly, all of the foregoing strategies will require the Company to raise additional funding to be devoted to this segment of its operations. The Company is unable to give any assurance that it will be able to raise sufficient funding, if any, to devote to this segment or to any of the proposed segments discussed below nor that it will be able to implement the foregoing, or any other, strategies which will enable it to remain in business and to become profitable.


COMPETITION

                  The medical equipment and supplies distribution business is highly competitive. Virtually all of the Company's competitors have longer operating histories and are substantially larger, better financed and better situated in the market than the Company. The Company's principal competitors are multi-market medical distributors that are full-line, full-service medical supply companies, some of which are national in scope. These national companies have sales representatives competing directly with the Company, all of whom are substantially larger in size, and have substantially greater financial resources than those of the Company. There are also numerous other local dealers such as the Company, as well as mail order firms that distribute medical supplies and equipment within the same market as the Company. Unlike its larger, national competitors, the Company must operate with limited product lines. The Company also competes with certain manufacturers that sell their products both to distributors and directly to users, including office-based physicians.


SEASONALITY OF BUSINESS

  The Company's medical supply and equipment sales are not subject to seasonal variations.

BACKLOG

         As a result of purchasing practices typical to the medical supply industry in which the Company operates, there is no material backlog of unfilled orders.


PROPOSED ESTABLISHMENT AND OPERATION OF
   A CLINICAL LABORATORY AND DIAGNOSTIC IMAGING FACILITY.



OVERVIEW

         The Company intends to establish and operate a clinical laboratory and diagnostic imaging facility in northern New Jersey. It has entered into a twenty-year lease with Ferolie Realty Associates, L.L.C., for the premises located at 532 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. The said premises consist of an entire office building comprising 8,000 square feet, together with the underlying land and parking area which include parking spaces for twenty-seven vehicles (See Item 2-Properties and Equipment). The Company plans to renovate the premises in order to establish a clinical laboratory and a diagnostic imaging facility.

         The Company estimates that it will cost approximately $4,700,000 to renovate the premises and purchase the necessary equipment for both the diagnostic imaging and clinical laboratory facilities. The Company intends to borrow the funds it requires from various financial institutions through secured loan agreements. To date, the Company has not received any commitments for the necessary loans from any bank or other financial institution, nor can the Company give any assurance that it will be able to obtain such commitments.


THE CLINICAL LABORATORY

         Laboratory tests are used generally by physicians and other health care providers to diagnose and monitor diseases and other medical conditions through the detection of substances in blood, tissue and other specimens. Laboratory testing is generally categorized as either clinical testing, which is performed on bodily fluids including blood and urine, or anatomical pathology testing, which is performed on tissue and other samples. Clinical and anatomical pathology tests are frequently performed as part of regular physical examinations and hospital admissions in connection with the diagnosis and treatment of illnesses. The most frequently requested tests include blood chemistry analyses, blood cholesterol level tests, urinalyses, blood cell counts, PAP smears, AIDS tests and alcohol and other substance-abuse tests.


PROPOSED OPERATING STRATEGY

         If the Company is successful in raising sufficient financing to develop and establish a clinical laboratory facility, and is able to commence operation thereof, its primary goal will be to become a leading regional provider of high quality, cost-efficient clinical laboratory testing services to a diversified group of clients and payer sources. While there can be no assurance that the Company will raise sufficient financing to implement any of the following strategies, should it do so, it intends to:

                  Provide a Full Range of Laboratory Testing Services. The Company intends to perform a full range of routinely prescribed tests in various medical areas internally and to use outside sources for more esoteric procedures for which it may not have the required expertise or specialized equipment.

                  Deliver a High Level of Responsiveness. The Company intends to commit itself to providing its customers with the highest level of responsiveness in the reporting of testing results. The industry standard is for test results to be communicated to the requesting physician by the next business day. The Company intends to strive to meet such standards at all times.

                  Deliver Quality Services at Competitive Prices. The Company intends to strive to provide quality testing services in a cost-effective manner at competitive prices. The Company acknowledges however that as a new facility, it will be at a disadvantage insofar as developing a high enough value of test procedures to realize volume/cost savings. It notes however that in the event that it raises the required financing, it has budgeted approximately $4,200.000 for the purchase of the most advanced state-of-the-art automated testing equipment and management information systems. It intends to retain experienced, high quality sales and technical personnel.


PROPOSED LABORATORY TESTING SERVICES

         The Company intends to offer clinical laboratory tests which measure the levels of chemical and cellular components in human body fluids and tissue. Such tests include procedures in the areas of blood chemistry, hematology, urine chemistry, immunology, virology, serology, histology, microbiology, endocrinology and cytology. Management believes that the great bulk of revenues from its proposed clinical laboratory operations, will be generated by commonly ordered individual tests such as red and white blood cell counts, PAP smears, and procedures for the measurement of blood glucose levels and the determination of the existence of pregnancy.

         Management believes that there are approximately 1,250 tests available in the industry today, of which approximately 50% are generally considered to be routine. Such routine tests include, among others, tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Many of the tests which fall into the "routine" category require sophisticated, computerized laboratory testing equipment and experienced and knowledgeable technicians. Management believes that initially the Company will have the facilities and personnel to perform approximately 50% percent of such tests and that by three months it will be able to perform at least 95% of such tests. Given the financial and personnel resources required, however, there can be no assurance at this time that the Company will be able to process such a high percentage of even routine tests upon commencement of its clinical laboratory operations, if such commencement actually occurs.

PROPOSED CLINICAL LABORATORY OPERATIONS

         Since the Company does not have any commitment for financing and can give no assurances that it will be able to obtain such financing, the Company has not formulated a plan of operations for the clinical laboratory. At such time when the Company has the necessary financing it will develop a plan of operations, which will include among other things, the delivery or pick-up of samples, the delivery of test results, the maintenance of records of tests results, billing procedures, and storage of patient records. However, the Company can give no assurance that it will be able to obtain the required financing, and therefore, proceed with the foregoing objectives.


COMPETITION - CLINICAL LABORATORY

         The clinical laboratory testing industry in northern New Jersey is highly competitive. If the Company is successful in establishing its proposed facility, it will face competition from numerous independent clinical laboratories, physician-owned laboratories and hospital laboratories. Not least, it will face intense competition from major nation-wide and regional clinical laboratory chains with established reputations and volume/cost savings not available to the Company. Such major potential competitors include Corning Metpath, LabCorp, Bioreference, and Smith-Kline. Virtually all of the Company's potential competitors in this field are larger and have substantially greater resources than the Company in terms of finances, reputation, experience, established customer relationships and personnel. In the event that the Company establishes its own clinical testing facility and is able to commence operations thereof, it intends to compete primarily on the basis of quality and service, with a particular emphasis on accurate and rapid reporting of test results and responsiveness to customers at a discounted price.

         Given the advantages possessed by its potential competitors in this field, the Company is unable to state whether it will be able to raise the financing required to establish its own clinical laboratory facility and commence its operation or, in the event that it is able to do so, whether it will be able to compete successfully in this field so as to become profitable.


DIAGNOSTIC IMAGING FACILITY


         PROPOSED ESTABLISHMENT AND OPERATION

         The Company plans to establish and operate a facility which would provide diagnostic imaging services, on an outpatient basis, for physicians, managed care providers, and hospitals. These services would include magnetic resonance imaging ("MRI"), computed tomography ("CT"), nuclear medicine and ultrasound as well as X-Ray imaging.

         Medical diagnostic imaging systems facilitate the diagnosis of disease and disorders at an early stage, often minimizing the amount and cost of care needed to stabilize or cure the patient and frequently obviating the need for invasive diagnostic procedures, such as exploratory surgery. Diagnostic imaging systems are based on the ability of energy waves to penetrate human tissue and generate images of the body which can be displayed either on film or on a video monitor. Imaging systems have evolved from conventional X-ray to the advanced technologies of MRI, CT, nuclear medicine and ultrasound. The use of these technologies has grown significantly in the United States during the last several years due to increasing acceptance by physicians of the value of diagnostic imaging technologies in the early diagnosis of disease, the expanding applications of MRI and ultrasound (partially because they do not involve X-ray radiation) and the growing patient base attributable to an aging population.

         Since the Company does not have any commitment for financing and can give no assurances that it will be able to obtain such financing, the Company has not formulated a plan of operations for the diagnostic imaging facility. At such time when the Company has the necessary financing it will develop a plan of operations, which will include among other things, the taking of tests, the delivery of test results, the maintenance of records of tests results, billing procedures, and storage of patient records. However, the Company can give no assurance that it will be able to obtain the required financing, and therefore, proceed with the foregoing objectives.

         Should the Company be able to finance the construction and equipping of a diagnostic imaging center, it will attempt to select equipment that will remain commercially viable for the duration of its financing term. Technology, however, as it relates to MRI and CT has advanced, and may continue to advance rapidly. This will subject the Company's equipment to the risk of obsolescence and deterioration of fair market value.

         The Company will have to assume the risk that revenues generated through utilization of its equipment will be sufficient to meet its financial obligations to lenders and lessors who provide financing for the equipment. The Company will attempt to finance its acquisition of equipment on terms which will match the amortization period of such financial obligations to a reasonable estimate of its cash flow during such period. The Company may not be able to do so unless it is able to achieve a sufficient level of business and cash flow quickly. Given the start up nature of the Company's business, however, it may be difficult or impossible to do so and such failure over a sustained period of time could lead to insolvency.


COMPETITION - DIAGNOSTIC IMAGING

         The healthcare industry in general, and the market for medical diagnostic imaging services in particular, are highly competitive. If the Company is able to finance, establish, equip, and commence operations of a diagnostic imaging facility, it will compete for patients with hospitals, managed care groups and other diagnostic medical centers as well as physician groups and other providers of medical diagnostic imaging services. All of such competitors have substantially greater resources than the Company in terms of finances, experience, and personnel.


QUALITY ASSURANCE

         Various federal and state laws, provide for the certification and regulation of clinical laboratories and diagnostic imaging facilities, including those operated by the Company. Virtually all clinical laboratories and diagnostic imaging facilities are subject to the jurisdiction of the United States Department of Health and Human Services ("HHS"), which has established national standards for assuring the quality of laboratory and imaging facility performance. Failure to meet such standards and comply with regulatory requirements could result in denial or cancellation of the laboratory's and diagnostic imaging facility's approval to receive Medicare payments and/or the suspension, revocation, or limitation of its license.

         It is the Company's intention to develop high standards for its clinical testing and radiology operations. To do so, it intends to establish a quality assurance program to govern all aspects of its test procedures. The goal of such program will be to ensure that specimens are collected and transported properly, tests are performed accurately and thoroughly, and all information respecting the client, patient and test results are reported, billed and filed correctly. Normally, clinical laboratory quality assurance programs include testing of specimens of known concentration or reactivity in order to ensure accuracy and precision of test results, routine checks and preventive maintenance of laboratory testing and radiology equipment, and administration of proficiency tests intended to ensure that only qualified personnel perform testing.

          The Company is required to have the clinical laboratory, all laboratory personnel and radiological technicians licensed by the State of New Jersey and New York (See Item 1, Subcaption "Certification and Licenses"). It is the Company's intention to have both the clinical laboratory and diagnostic imaging facility accredited by the State of New Jersey and New York. This accreditation is mandatory. The accreditation will involve inspections and/or testing of the lab and/or its personnel. Certification by Medicare and Medicaid is also required.

         The Company is already licensed by the State of New Jersey for a Certificate of Need for MRI testing. Once the laboratory is completed, the Company will be eligible for and will apply for all necessary licensing.


PROPOSED CLIENTS AND PAYERS

         If the Company is able to establish its proposed clinical laboratory and diagnostic imaging facilities, it intends to market its services to office-based physicians, acute-care hospitals, HMOs and managed care entities.

         If the Company is successful in enlisting such customers, it will receive payment for its services directly from them as well as from patients and third-party payers such as insurance companies, Medicare, and MediCaid. At this time, the Company is unable to predict the percentage of Medicare/Medicaid/ Private Insurers.

         Important factors in determining the profitability of any clinical laboratory and diagnostic imaging facility include but are not limited to: (i) the percentage of its net revenues billed at wholesale rates; (ii) regulatory requirements; and (iii) cost-containment efforts on the part of payers. In existing clinical laboratory operations, fees for clinical laboratory testing services rendered for physicians are typically charged on a fee-per-test basis and are billed to the physician, directly to the patient, to an HMO, or to Medicare or Medicaid. In existing diagnostic imaging facilities, fees for tests are typically charged on a fee-per-test basis or in some instances on the number of images taken, such as x-rays. Typically, if the patient is billed directly, laboratories and imaging facilities will charge their own "patient" (or "retail") fees. When the physician is billed, laboratories and imaging facilities typically make such billings at discounts from their retail fee schedules. Third-party payers generally reimburse clinical laboratories and diagnostic imaging facilities in accordance with their own fee schedules. Third party payer reimbursement schedules normally reflect prices which are lower than the laboratory's and imaging facility's own retail fee schedule. In the event that the Company is successful in establishing a clinical laboratory and a diagnostic imaging facility and commencing operations thereof, it will endeavor to market its testing services principally to doctors, hospitals and clinics and it believes that if it is successful in enlisting such customers it will be profitable within approximately 6 months. There can however be no assurance at this time that the Company will be able to achieve any of the foregoing.


Medicaid and Medicare Reimbursement Reforms

         The entire health care industry is undergoing significant change. While all third party payers are attempting to increase their control over the cost, utilization and delivery of health care services, budgetary pressure on the federal and state governments has led to calls for significant cutbacks in reimbursement under the Medicare and Medicaid programs. Reductions in the reimbursement rates of other third-party payers are also occurring. The Company cannot predict the effect that ongoing and unpredictable health care reforms or changes in reimbursement practices may have on its ability to either develop and commence operations of its proposed clinical laboratory and diagnostic imaging facility or, if such development is achieved, to operate such laboratory and facility at profitable levels. Accordingly, even if the Company is able to raise the financing for, and successfully establish a clinical laboratory and diagnostic imaging facility, there can be no assurance that third party payer cost containment programs and cutbacks in levels of reimbursements by such third party payers would not have a material adverse effect on the Company.

         Fees for laboratory testing and diagnostic imaging services to be reimbursed by Medicare or Medicaid are required to be billed to Medicare or Medicaid directly and the provider is required to accept Medicare or Medicaid reimbursement as payment in full. In 1984, Congress established a reimbursement fee schedule for clinical laboratory testing and diagnostic imaging performed for Medicare beneficiaries (excluding hospital in-patients). Over the years, Medicare has reduced its reimbursement rates, from 115% of the nationwide median of local fee schedule rates for each test in 1986 to 100% in 1996. Such reductions in Medicare reimbursement rates have been offset to some extent by increases in both the national cap and local fee schedules tied to the Consumer Price Index ("CPI"). However, laboratory fee increases tied to the CPI were limited to 2% for each of the years 1991, 1992 and 1993, and were eliminated entirely for fiscal 1994 and 1995, only to be reinstated for 1996. The effect of reduced reimbursement rates on revenues from the Company's proposed clinical laboratory operations could be significant.


Certification and Licenses

         The federal government and the State of New Jersey impose various certification and licensure obligations on clinical laboratory and diagnostic imaging companies. The applicable certification and licensure programs establish standards for the day-to-day operation of a clinical laboratory and diagnostic imaging facility including, among other things, the training and skills required of personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors representing the appropriate federal or state regulatory agencies. In addition, federal and state law mandates proficiency testing, which involves testing of control and comparison of actual results with established standards.

         The Company is already licensed by the State of New Jersey for a Certificate of Need for MRI testing. Once the laboratory is complete, the Company will be eligible for and will apply for all necessary licensing.


Restrictions on Self-Referral

         Both the federal government and most states have enacted legislation which prohibits clinical laboratories and diagnostic imaging facilities from billing for laboratory tests, x-rays and MRI's if the physicians ordering the test, x-ray or MRI (or an immediate relative of the physician) has a direct or indirect ownership or investment interest in, or compensation agreement with, the laboratory or facility. Section 1877 of the Social Security Act, commonly known as the "Stark Bill," which became effective January 1, 1992, generally prohibits a clinical laboratory and diagnostic imaging facility from billing for tests covered by Medicare or Medicaid if the physician ordering the test (or an immediate relative of such physician) has a direct or indirect ownership or investment interest in, or compensation arrangement with, the laboratory or facility. Congress has considered legislation that would extend this prohibition to preclude laboratories and facilities from billing for services rendered to any patient if the services were rendered on referral from a physician with a financial relationship to the laboratory or facility, unless an exception applied. Ownership interests would include ownership of shares of Common Stock. It does not appear that there is an exception from the Stark Bill for which the Company will qualify. This means that physicians who own stock in the Company will not be able to utilize the Company's laboratory services if the Company is successful in establishing and commencing operation thereof. In the event that a public market for the shares of the Company's common stock develops and the stock is traded publicly, it may not be possible fully to comply with the Stark Bill on an ongoing basis.

         Individuals or entities who are found to have violated the Stark Bill may be subject to severe monetary civil penalties and possible exclusion from the Medicare and State Medicaid programs. Items or services which are billed and paid for in violation of the Stark Bill are subject to refund.

         Unlike the Stark Bill as presently enacted, state laws, generally apply regardless of who will pay for the ordered service. If New Jersey, or any other state in which the Company may establish a clinical laboratory enacts such legislation, the Company will not able to bill third-party payers for service performed on referral from financially related physicians, even if the service is not to be paid for by Medicare or State Medicaid.


Prohibitions on Mark-up of Laboratory Services

         Some states have enacted legislation which prohibits those subject to its provisions from marking up charges for any clinical laboratory or diagnostic imaging services not actually rendered by the clinical laboratory, diagnostic imaging facility, physician or other health care provider, unless the additional charge is for a service actually rendered to the patient by the person billing for the service and is itemized in the bill. New Jersey has not enacted such legislation.


Fraud and Abuse Laws

         Clinical laboratories and diagnostic imaging facilities participating in the Medicare and Medicaid programs are subject to a wide variety of laws intended to eliminate the effects of fraud and abuse on these programs. These laws include prohibitions on: (a) submitting false claims or false information to the programs; (b) deceptive or fraudulent conduct; (c) the provision of excessive or unnecessary services, or services at excessive prices; and (d) inducing the referral of program patients through the offer or receipt of remuneration, a prohibition often referred to as the "anti-kickback statute." Penalties for violation of these federal laws include exclusion from participation in the Medicare and Medicaid programs, asset forfeitures, civil monetary penalties and criminal penalties. Civil penalties for a wide range of offenses may include fines of up to $2,000 for each item or service plus twice the amount claimed for such service, and exclusion from participation in the Medicare and Medicaid programs. These provisions have been liberally interpreted and aggressively enforced by the relevant enforcement authorities. In addition, the federal "whistleblower" statute permits private litigants to bring a "qui tam" action on behalf of the United States government in connection with the submission of allegedly false claims. The Department of Justice is required to investigate claims raised by such qui tam litigants, who are entitled to receive a percentage of any recoveries obtained in the action they initiate.

         In addition, Congress is presently considering the "Health Insurance Reform Act of 1996" which, if enacted, would contain significant changes in the scope, enforcement and penalties for violations of the federal fraud and abuse laws, including programs to combat health care fraud, and increases in penalties for violations.


Infectious and Hazardous Waste

         Certain federal and state laws govern the handling and disposal of infectious and hazardous wastes. Companies which fail to comply with such laws are subject to fines, criminal penalties and/or other enforcement actions.


Protection of Workers.

         Pursuant to the Federal Occupational Safety and Health Act, laboratories have a general duty to provide a workplace to their employees that is safe from hazard. Over the past years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory and in the diagnostic imaging facility. In addition, OSHA has adopted regulations applicable to protection of workers from blood-borne pathogens. Failure to comply with any final standard relating to blood-borne pathogens, other applicable OSHA rules or with the general duty to provide a safe workplace could subject an employer, including a laboratory employer, to substantial fines and penalties. The storage, use and disposal of radioactive materials in nuclear medicine is subject to regulation by Federal and State governmental authorities, including the United States Food and Drug Finance Administration, the Department of Health and Human Services, the Health Care Finance Administration ("HCFA"), and the Nuclear Regulatory Commission ("NRC").


GOVERNMENT REGULATION

                  The operation of a clinical laboratory and diagnostic imaging businesses is subject to complex federal and state regulation and the governmental and third-party payer reimbursement system for clinical laboratory and diagnostic imaging services is complex and subject to variances among payers and to variances in interpretation of billing regulations and guidelines. The Company intends its initial clinical laboratory and diagnostic imaging operations to be conducted in the State of New Jersey, it will therefore be subject to all applicable federal and New Jersey state regulations. To the extent that the Company's proposed clinical laboratory and diagnostic imaging businesses operate in any other state, such operations will be subject to the additional regulations thereof. The Company intends, in the event that it is successful in establishing a clinical laboratory and a diagnostic imaging facility and commencing the operations thereof, to engage special health care counsel to assist it in developing a compliance program meeting the requirements of the applicable federal and state guidelines. Some applicable regulations will include, but not be limited to the following:

         Certificate-of-Need Programs. The Company is affected by Certificate-of-Need ("CON") programs implemented in a number of states and by existing governmental regulations regarding expenditures for medical technology by hospitals and other healthcare facilities. CON programs vary considerably from state to state. CON agencies primarily control the distribution and physical allocation of technological equipment among healthcare institutions, frequently determining which institutions may acquire new technologies. Such determinations are based on broad concepts of "need", using various criteria and weighing the relative need demonstrated by competing CON applicants to ensure the equitable allocation of new technology among hospitals and other healthcare facilities. The Department of Health and Senior Services of the State of New Jersey approved Medco Health Corporation's Certificate-of-Need application for the acquisition of magnetic resonance imaging/nuclear magnetic resonance (MRI) equipment to be located in Englewood Cliffs, New Jersey. The Certificate of Need was approved on July 9, 1996 and expires on July 9, 2001.


HISTORICAL BACKGROUND OF THE COMPANY

GENERAL

         The Company was incorporated in Nevada on October 6, 1971 as Williston Oil and Development Corporation. Through a merger with a Delaware corporation of the same name, it acquired certain leasehold interests and drilling equipment. On July 6, 1979, the Company's name was changed to Williston Oil Corporation. On April 14, 1997, the Company's name was again changed, this time to Medco Health Corporation. The Company was engaged in the business of drilling wells for the production of natural gas and, to a lesser extent, oil and other hydrocarbon substances from 1977 until March 1, 1993, when it ceased all business operations. It commenced bankruptcy proceedings on June 27, 1983 and emerged therefrom on February 7, 1992. For a more detailed discussion of such bankruptcy proceedings, see "Bankruptcy Proceedings", below, in this Item
I. The Company did not engage in any business or other activities of any kind between March 1, 1983 and January 16, 1996, when it acquired Medco Health Corporation ("Medco"), in exchange for twenty-four million (24,000,000) new shares, which constituted upon their issuance, 65.40428% of its currently issued and outstanding common stock. For a more detailed discussion of the recent changes in the control of the Company which resulted in the "reverse acquisition" of Medco, see "Recent Changes in Control" and "Reverse Acquisition of Medco", below, in this Item I.


DISCONTINUED OIL AND GAS DRILLING BUSINESS

         From its inception in July of 1971 until March 1, 1983, the Company was in the business of drilling wells for the production of natural gas, and to a lesser extent, oil and other hydrocarbon substances in the United States, primarily in the State of Ohio and, to a lesser degree, in Kansas. In most instances, the Company performed services as the operating company or as the drilling contractor in gas and oil drilling activities, while other parties furnished funds for the drilling of the wells, primarily in the form of limited partnerships in which the Company was the general partner. Typically, the wells drilled, if productive, were operated by the Company. The Company carried on the foregoing business activities through three wholly-owned subsidiaries, Williston Drilling, Inc., Hydrocarbons Management, Inc., and Williston Pipeline Corporation. A fourth wholly-owned subsidiary, Futura Fuels, Inc ("Futura") was the lessee of certain coal rights in Bell County, Kentucky. The last annual report on Form 10-K filed by the Company prior to the filing of this report, was for the fiscal year ended June 30, 1981 (the "1981 10-K"). The discussion of the Company's business contained in Item 1 thereof, under the subtitle "Oil and Gas Business", indicates that Futura had subleased part of its coal rights, that its lessor had attempted to cancel its lease, and that its subleasee had given notice of its intent to exercise its option to re-sell its sublease back to Futura. At the time the 1981 10-K was filed, Futura was in litigation with the lessor in an attempt to re-establish its position as lessee. The defendant lessor filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy code and, unable to regain possession of the coal rights in issue, the Company eventually (in 1993) dropped the claim. As a result of the Company's inability to re-establish itself as lessee of the said coal mining rights, the Company's sublessee brought a successful action against the Company which resulted in a judgment against the Company in the amount of $250,000.

         The Company's current management has been informed by the Company's former president that in and around 1981 and 1982, there was a significant upheaval throughout the entire natural gas industry as a result of severe changes in market conditions due to an unanticipated and substantial surplus of available natural gas. As a direct result, the Company's financial position and prospects suffered significant and irreversible declines, the specific key factors in which were as follows:

         1. During 1981, the Company borrowed 1.5 million dollars from a bank to finance the construction of an 8-mile gas gathering pipeline. Such transaction was based on a contract which the Company had obtained from Columbia Gas Transmission Corporation ("Columbia"), pursuant to which Columbia had agreed to buy the entire output of the projected pipeline. Projected revenues therefrom were expected to be in the range of $7,600 per day. However, within thirty days after the completion of the said pipeline and the commencement of gas drilling operations connected therewith, Columbia imposed a moratorium on gas purchases and thereafter Columbia never purchased any gas from the Company.

         2. As a direct result of the foregoing, the bank which had lent the Company the money to construct the pipeline called its loan, accelerating payment of the entire principal amount. Without income from the anticipated pipeline operations, Williston was unable to make any payments to the bank.

         3. Prior to June 30, 1980, the Company had sold its drilling services primarily to two customers, from which it received virtually all of its revenues from such operations. During fiscal 1981 and 1982, relationships with both such customers were terminated. As a direct result thereof, the Company's revenues declined from $11,278,627 in fiscal 1980 to 1,157,675 in fiscal 1981. It should be noted however that even at the higher revenue levels reached in fiscal 1980, the Company's oil and gas operations were not profitable, with a loss from operations recorded for fiscal 1980 in the amount of ($236,279).

         4. One of the foregoing former major customers was indebted to the Company at that time in an amount of approximately $520,000. The Company instituted legal proceedings against them and they counter-sued for payment of a secured loan which they had made to the Company in the amount of $137,000. Such loan had been secured by certain gas rights leases and the Company's obligation to drill additional wells pursuant to such leases. Additional collateral which the Company had given for such loan was all of the stock of Williston Pipeline Corporation, which owned the 8 mile gas pipeline discussed above. Because of the events discussed above, the Company did not have the funds to drill the wells it was obligated to drill nor the funds to pay any of its obligations.

         The ultimate result of the foregoing was that the Company was not able to replace the income lost as a result of the loss of the two major customers nor meet any of its financial obligations. Such circumstances, coupled with the change in market conditions throughout the industry, forced the Company to file a Voluntary Petition for Arrangement pursuant to Chapter 11, Title 11, as discussed more fully, below, under the caption "Bankruptcy Proceedings".

BANKRUPTCY PROCEEDINGS

         On July 12, 1983, the Company filed a Voluntary Petition for Arrangement pursuant to Chapter 11, Title 11, United States Code, in the United States Bankruptcy Court for the Southern District of Ohio (the "Ohio Court"); Case No. 2-83-02174. Thereafter the case progressed as follows:

         1. At approximately the same time that the Company filed the foregoing voluntary petition in the Ohio Court, on July 11, 1983, certain creditors of the Company filed an involuntary petition in bankruptcy pursuant to Chapter 11, Title 7, United States Code, the United States Bankruptcy Court for the District of New Jersey (the "New Jersey Court"); Case No. 83-04116DV.

         2. On October 18, 1993, the New Jersey Court granted a motion of the New Jersey involuntary petitioning creditors to transfer the Ohio proceeding to the New Jersey Court and, at the same time, granted the Company's motion to convert the involuntary Chapter 7 New Jersey proceeding to a Chapter 11 proceeding.

         3. On November 22, 1983, the Ohio Court ordered the entire Chapter 11 proceeding to be transferred to the New Jersey Court.

         4. On September 26, 1986, the Company's plan of reorganization was entered by Order of the New Jersey Court. In essence, after payment of administrative expenses and priority claims, the plan called among other things for the unsecured creditor body to be paid fifty percent of their respective allowed claims. The source of such payments was to have been one hundred percent of the Company's post-confirmation normal revenues after expenses and taxes during each fiscal year, with the proviso that such annual payments were not to be less than $150,000 per fiscal year, with reductions in that amount allowed: (i) for the payment of administration expenses and
                  (ii) under certain stated circumstances.

         5. On April 19, 1989, the official unsecured creditors committee (the "Committee") submitted a Notice of Motion to Withdraw Order of Confirmation of Plan and to Convert Proceeding to Chapter 7 Liquidation. In its application therefor, the Committee alleged that the Company, and more particularly, its president, had basically ignored all of their responsibilities under the plan in that they had turned over approximately $21,000 to their counsel as the entire net proceeds of the Company's post-confirmation operations and its conclusion that the Company was completely unable and unwilling to carry out the terms of the order confirming the plan and that there was no reasonable likelihood that circumstances would change for the better.

         6. On June 5, 1989, the Committee's motion to withdraw the order of confirmation of the plan and to convert the proceeding to a Chapter 7 liquidation was granted.

         7. On February 7, 1992, the New Jersey Court issued a final decree, declaring the estate to have been fully administered and the case closed.


 CHANGES IN CONTROL OF THE COMPANY

         Upon its emergence from Chapter 7 bankruptcy proceedings, as described above, the Company had no assets or business operations. All other officers and directors having resigned their positions during prior to the Company's emergence from bankruptcy proceedings, Dr. Joseph Territo was the Company's sole officer and director. Commencing at that time, the Company's business plan was to seek one or more potential business combinations that might, merit the Company's involvement. As a result of its complete lack of financial, managerial and other resources, however, the number of promising potential businesses that were available to the Company were extremely limited.

         On August 14, 1995, Dr. Territo resigned his positions as sole officer and director of the Company and Lorenzo Damiano to fill the vacancies created by such resignations. As sole director, Mr. Damiano increased the number of members of the Company's board of directors to two and appointed Evelyn Figueroa to fill the vacancy created thereby. Ms. Figueroa was also appointed to the position of Secretary of the Company.

         In a "reverse acquisition", on January 16, 1996, the Company acquired all of the issued and outstanding stock of Medco Inc.("Medco"), a Nevada corporation, from Fahim Sahraie, the sole shareholder, (the "Medco Shareholders") in exchange for twenty-four million shares, constituting upon their issuance, 65.40482% of the Company's issued and outstanding common stock, pursuant to the terms of a reorganization agreement between the Company and Medco (the "Medco Acquisition Agreement").

         On October 5, 1995, Dr. Joseph Territo and Dr. Pauline Territo sold 1,250,000 shares of the Class B common stock of Williston Oil Corporation to Sun Capital Corporation.

         On January 16, 1996 Sun Capital Corporation ("Sun Capital") purchased a total of 1,250,000 shares of the Class B Common Stock of the Company, which was subsequently sold to the sole shareholder.

         On January 16, 1996, the resignations of Mr. Damiano and Ms. Figueroa and the appointment of the current management of the Company were effective, pursuant to the requirements of Rule 14f-1 of the Securities and Exchange Act of 1934 (the "Exchange Act").


ITEM 2.  PROPERTIES AND EQUIPMENT

         The Company's corporate headquarters are presently maintained at 532 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

         The Company entered into an agreement on May 31, 1996 with Ferolie Realty Associates, L.L.C., to lease the premises located at 532 Sylvan Avenue, in Englewood Cliffs, New Jersey 07632. The said premises consist of the entire office building comprising 8,000 square feet, together with the underlying land and parking area which include parking spaces for twenty-seven vehicles. The Company plans to renovate the premises in order to establish radiological diagnostic facilities and clinical laboratory.(See Item 2-Properties and Equipment). Under the terms of the lease, the Company is restricted to the planned uses of the premises. The lease is for a twenty-year term commencing July 1, 1996 and terminating June 30, 2016. Annual rent is fixed ("net rent") at the rate of $96,000.00 for the first five years, payable in advance monthly installments of $8,000.00. For Lease Years six through ten, the annual net rent will be $96,000.00 multiplied by a factor, the numerator of which is the Consumer Price Index ("CPI") for the month of June 2001, and the denominator of which is the CPI for the month of June 1996. As used herein, CPI shall mean the Consumer Price Index for the New York-Northeastern New Jersey area, issued by the United States Department of Labor. For Lease Years eleven through fifteen, the annual net rent will be $96,000.00 multiplied by a factor, the numerator of which is the CPI for the month of June 2006, and the denominator of which is the CPI for the month of June 1996. For Lease Years fifteen through twenty, the annual net rent will be $96,000.00 multiplied by a factor, the numerator of which is the CPI for the month of June 2011 and the denominator of which is the CPI for the month of June 1996. In no event shall the factor be less than one (1.00) for any year.

         In addition to the above net rent, the lease provides for payment of "additional rent" by way of, among other things, real estate taxes, water and sewer charges, any license and permit fees necessary for the use of the premises, and any other governmental charges relating to the premises.

         The Company will be entitled to a net rate abatement in the amount of $8,000.00 per month, up to a total amount of $32,000.00, provided that it is not in default under the Lease. The abatement will be applied against the monthly installments of the net rent due for the first four months of the term.

         The Company does not lease or occupy any other properties.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is unaware of any pending legal proceedings to which the Company is a party or of which any of its assets is the subject. No director, officer or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

         There are no existing lawsuits against the company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company submitted no matter to a vote of its security holders during its fiscal year ended June 30, 1995.


                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no market for the Company's common stock, $.001 par value, and there has been none since 1983. In the event that a market for the common stock of the Company should develop, initial trading will be in the over-the-counter market. In such event, the Company will endeavor to take all action necessary to have the trading of the stock quoted on the OTC Bulletin Board of the National Association of Securities Dealers Inc.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal year ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

RESULTS OF OPERATIONS

ITEM 7. FINANCIAL STATEMENTS

         The financial statements of the Company, required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below:

                          Independent Auditors' Report

Board of Directors
Medco Health Corporation (formerly Medco, Inc.)

         We have audited the accompanying balance sheets of Medco Health Corporation (formerly Medco, Inc.) (a development stage company) as of June 30, 1996, and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1996, the period July 1, 1994 (date of inception) to June 30, 1995 and for the cumulative period July 1, 1994 (date of inception) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medco Health Corporation (formerly Medco, Inc.) (a development stage company) at June 30, 1996 and 1995, and the results of their operations, and their cash flows for the year ended June 30, 1996, the period from July 1, 1994 (date of inception) to June 30, 1995 and for the cumulative period from July 1, 1994 (date of inception) to June 30, 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net cumulative loss of $131,931 for the period July 1, 1994 (date of inception) to June 30, 1996, and, as of that date, has a net worth deficiency of $29,931. As discussed in Note 2, the Company is still in the development stage and it cannot be determined at this time if the Company will obtain sufficient capital to begin operations planned principal operations. The Company's uncertainty as to its productivity and its ability to raise sufficient capital raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

April 23, 1997                               Nevoso, Pivirotto, Pinkham & Foster
Fairfield, New Jersey                           Certified Public Accountant, LLC


                 Medco Health Corporation (formerly Medco, Inc.)
                           A Development Stage Company

                                 Balance sheets
                                    June 30,

                                     Assets

                                                          1996           1997
                                                        --------       -------
  Current Assets
       Cash                                             $ 52,833       $ 1,519
       Accounts receivable, net of allowance for
         doubtful accounts of 460,746 in 1996 and
         $0 in 1995                                           --         1,922
       Deposit on equipment                               32,000            --
       Prepaid expenses                                   85,000            --
                                                        --------       -------

                                                         169,833         3,441
                                                        --------       -------

  Equipment, at cost, net of accumulated
       depreciation of $12,834 in 1996 and
         $3,325 in 1995                                   26,092        14,644
                                                        --------       -------

  Other assets
       Organization costs, net of accumulated
         amortization of $1,000                            4,000            --
       License fees                                        5,005            --
                                                        --------       -------

                                                           9,005            --
                                                        --------       -------

                                                        $204,930       $18,085
                                                        --------       -------

                  Liability and Stockholder's Equity (Deficit)
                  --------------------------------------------

Current Liabilities
     Accrued expenses                               $   3,050          $  1,625
     Income taxes payable                                 405               421
                                                    ---------          --------

                                                        3,455             2,046
                                                    ---------          --------

Due to stockholder                                    231,406            48,704
                                                    ---------          --------

Stockholder's equity (deficit)
     Common stock                                      38,128            37,944
     Additional paid-in capital                        63,872           (27,944)
     Deficit accumulated during the
      development stage                              (131,931)          (42,665)
                                                    ---------          --------

                                                      (29,931)          (32,665)
                                                    ---------          --------

                                                    $ 204,930          $ 18,085
                                                    ---------          --------


                        See Notes to Financial statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Operations

                                                             Period from        Cumulative
                                                             July 1, 1994       Period from
                                                              (Date of          July 1, 1994
                                            Year ended      Inception) to        (Date of
                                              June 30,         June 30,        Inception) to
                                               1996              1995          June 30, 1996
                                           ------------      ------------      ------------
Revenues                                   $     64,583      $     18,486      $     83,069

Cost of sales                                    11,611             5,328            16,939
                                           ------------      ------------      ------------

Gross profit                                     52,972            13,158            66,130

General and administrative expenses:
     Payroll - officers                           7,500                --                --
     Payroll - other                              9,225                --                --
     Taxes - licenses                             2,300                --                --
     Management fees                              5,925                --                --
     Commission expense                           8,400                --                --
     Travel                                       6,874                --                --
     Miscellaneous                                  750                --                --
     Bad debt                                    60,746                --                --
     Insurance                                    4,064             1,224             5,288

     Advertising                                  1,696               148             1,844
     Truck and auto expenses                      1,188             2,314             3,502
     Rent                                         9,500             1,575            11,075
     Telephone                                    3,917             2,896             6,813
     Utilities                                    1,740               385             2,125
     Repairs and maintenance                        591               361               952
     Office expense                               1,190               478             1,668
     Seminars                                        68               580               648
     Professional fees                            5,650             2,023             7,673
     Depreciation and amortization               10,509             3,325            13,834
                                           ------------      ------------      ------------
                                                141,833            21,773           163,606
                                           ------------      ------------      ------------

Operating loss                                  (88,861)           (8,615)          (97,476)
Loss on equipment                                    --           (33,628)          (33,628)
                                           ------------      ------------      ------------
Loss before provision for income taxes          (88,861)          (42,243)         (131,104)
Income Taxes                                        405               422               827
                                           ------------      ------------      ------------

Net loss                                   $    (89,266)     $    (42,665)     $   (131,931)
                                           ------------      ------------      ------------

Net loss per common share                  $         --      $         --      $         --
                                           ------------      ------------      ------------

Weighted average shares of
     common stock outstanding              $ 38,017,913      $ 37,944,453      $ 37,981,182
                                           ------------      ------------      ------------


                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                   Statement of Stockholders' Equity (Deficit)


                                                                        Deficit
                                                                       Accumulated
                                                          Discount       During
                                   Common Stock          On Common     Development
                               Shares        Account       Stock          Stage          Total
                             -----------     -------     ---------      ---------      --------
Balance at July 1, 1994               --     $    --     $      --      $      --      $     --

Issuance of common Stock
     Class A                  36,694,453      36,694       (26,694)            --        10,000
     Class B                   1,250,000       1,250        (1,250)            --            --
Net loss for period                   --          --            --        (42,655)      (42,665)
                             -----------     -------     ---------      ---------      --------

Balance at June 30, 1995      37,944,453      37,944       (27,944)       (42,655)      (32,665)

Issuance of Common Stock
     Class A                     184,000         184        91,816             --        92,000
Net loss for period                   --          --            --        (89,266)      (89,266)
                             -----------     -------     ---------      ---------      --------

                              38,128,453     $38,128     $  63,872      $ 131,921      $ 29,931
                             -----------     -------     ---------      ---------      --------

                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                             Statement of Cash Flows


                                                                   Period from        Cumulative
                                                                   July 1, 1994       Period from
                                                                     (Date of         July 1, 1994
                                                      Year ended   Inception) to        (Date of
                                                       June 30,      June 30,         Inception) to
                                                        1996           1995           June 30, 1996
                                                      ---------    -------------      -------------
Operating Activities
     Net loss                                         $ (89,266)     $(42,665)          $(131,931)
Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Depreciation and amortization                       10,509         3,325              13,834
     Change in assets and liabilities:
     (Increase) decrease in accounts receivable           1,922        (1,922)                 --
     (Increase) in prepaid expenses                     (85,000)           --             (85,000)
     Increase in accrued expenses                         1,425         1,625               3,050
     (Decrease) Increase in income taxes payable
     taxes payable                                          (16)          421                 405
                                                      ---------      --------           ---------
Net cash used in operating activities                  (160,426)      (39,216)           (199,642)
                                                      ---------      --------           ---------

Investing activities:
     Organization costs                                  (5,000)           --              (5,000)
     License fees                                        (5,005)           --              (5,005)
     Deposits on equipment                              (32,000)           --             (32,000)
     Capital expenditures                               (20,957)      (17,969)            (38,926)
                                                      ---------      --------           ---------
Net cash used in investing activities                   (62,962)      (17,969)            (80,931)
                                                      ---------      --------           ---------

Financing activities:
     Proceeds from stockholder loan                     379,440        49,829             429,269
     Repayment of stockholder loan                     (196,738)       (1,125)           (197,863)
     Proceeds from issuance of common stock              92,000         2,000              94,000
     Proceeds from additional paid-in-capital                --         8,000               8,000
                                                      ---------      --------           ---------
Net cash provided by financing activities               274,702        58,704             333,406
                                                      ---------      --------           ---------

Net increase in cash                                     51,314         1,519              52,833
Cash - beginning of period                                1,519            --                  --
                                                      ---------      --------           ---------

Cash - end of period                                  $  52,833      $  1,519           $  52,833
                                                      ---------      --------           ---------

Supplemental disclosure of Cash Flow Information:
     Interest paid                                    $      --      $     --           $      --
                                                      ---------      --------           ---------
     Income taxes paid                                $     421      $     --           $     421
                                                      ---------      --------           ---------

                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 1
Summary of Accounting Policies
Nature of Business

Medco Health Corporation (formerly Medco, Inc.) (the "Company") was incorporated under the laws of the state of New York on July 1, 1994. The Company's principal business activities have been the marketing and distribution of medical equipment, supplies and health care services.

Reorganization

On January 16, 1996 the sole shareholder of Medco, Inc. entered into an acquisition agreement (the "Acquisition Agreement") with Williston Oil Corporation for acquisition of all of the outstanding Capital stock of Medco, Inc. in exchange for a portion of Williston's Class A Common Stock and 100% of Class B Common Stock. subsequent to year end Williston Oil Corporation executed a name change to Medco Health Corporation.

In July 1983, an involuntary Chapter 11 bankruptcy petition was filed against Williston Oil Corporation by its creditors. In February 1992, the court granted the creditors' petition and an order for relief under Chapter 7 of Bankruptcy Code was entered. Since 1992 the Company has remained inactive, and has no pre or post bankruptcy liabilities.

Equipment

Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight-line method of depreciation.

Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gain or losses are reflected in earnings.

Per Share Data

The primary income (loss) per share was computed on the weighted number of shares of common stock outstanding during the period. Common share equivalents were not included as their inclusion would have been antidilutive.

Income Taxes

The Company has a net operating loss carryover of approximately $132,000 as of June 30, 1996, expiring in 2011.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carry forwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carry forwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

Note 2
Capital Stock

The following is a summary of the various classes of capital stock at June 30, 1996:

      Common Stock
           Class A-Par value $.001 per share:
       authorized 100,000,000 shares;
           36,878,453 issued and outstanding           $   36,878

           Class B-Par value $.001 per share:
           authorized 25,000,000 shares;
           1,250,000 issued and outstanding                 1,250
                                                       ----------

                                                       $   38,128
                                                       ----------
      Preferred Stock
           Par value $.001 per share:
           authorized 25,000,000 shares;
           none issued and outstanding
                                                       $       --
                                                       ----------

The holders of Class A common stock possess the voting power to one vote for each share of stock held. The holders of Class A commons stock do not possess any pre-emptive rights. Class A common stock holders have the right to elect a minority of the directors of the Corporation.

The holders of Class B common stock possess the voting power of three votes for each share of stock held and do not possess any pre-emptive rights. Class B common stock holders have the right to elect the majority of the directors of the Corporation Class B common stock holders will not be entitled to cash dividends only for a period of three (3) years from the original date of issuance of that share. The shares of Class B common stock shall be convertible at any time and from time t time at the option of the holder into one share of Class A common stock at the rate of one share of Class B common stock for one of Class A common stock.

Preferred stock may be issued, from time to time, in one or more series, each of such series to have such designations, preferences, and relative participating, optional or other Special rights, and qualifications, limitations or restrictions thereof as are started and expressed in the resolution or resolutions providing for the issue of such series, adopted by the Board of Directors.

Note 3
Going Concern

As shown in the accompanying financial statements, the Company incurred a net cumulative loss of $131,931 during the period July 1, 1994 (date of inception) to June 30, 1996, and as of that date, the Company's total liabilities exceeded its normal assets by $29,931.

In January 1996, the Company, under a plan of reorganization was merged into Williston Oil Corporation (Williston). Williston is a publicly traded company. It is the intentions of management that the Company will obtain additional capital from a public offering. These factors create an uncertainty that the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4
Related Party Transactions

During the period July 1, 1994 (date of inception) to June 30, 1995, the stockholder advanced the Company approximately $49,000. There are no stated terms for repayment or interest on this advance.

Note 5
Commitment and Contingencies

The Company leases its facility under an operating lease which expired December 31, 1996. Lease expense for the period July 1, 1994 (date of inception) to June 30, 1995 amounted To $1,575 and $9,500 for the year ended June 30, 1996.

Effective September 1996 the Company signed a lease for new facilities. The new lease will be for twenty years and will expire on august 30, 2016 with minimum annual lease expense of $96,000.00.

In addition, the Company has entered into a contract for approximately $422,000 to have new facilities constructed to accommodate the operations of the Company.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

     The following sets forth the names and ages of all directors and executive officers of the Company and the date when each director was appointed, and all positions and offices in the Company held by each:. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified:

                                                                               DATE
                                                                      OTHER OFFICES APPOINTED
    NAME                    AGE                  HELD                        DIRECTOR
---------------            -----              ----------              -----------------------
Fahim Sahraie                37              President, CEO               January 16, 1996

Hashem Sahraie               62              Vice President,              January 16, 1996
                                               Secretary,
                                               Treasurer

Nasim Sahraie                35              Vice President               January 16, 1996
                                          Sales and Marketing

Saboor Sahraie               45          No executive Position            January 16, 1996


FAMILY RELATIONSHIPS

         Fahim, Nasim and Saboor Sahraie are brothers and Hashem Sahraie is their father.


BUSINESS EXPERIENCE

     The following summarizes the occupation and business experience during the past five years for each director, executive officer, and significant employee of the Company:

         FAHIM SAHRAIE. Mr. Fahim Sahraie has served as president, treasurer, and a director of the Company since 1996. He has served as president of Medco Health Corporation from December, 1988 to January,1996. From January 1986 through January 1988, he worked for New York Scientific, Inc. as a Sales Representative where his responsibilities included the sales of microscopes, video equipment and imaging systems to hospitals, universities and private companies in the New York metropolitan area. From February, 1988 through June, 1993, Mr. Sahraie worked as a Sales Representative for Curtin Matheson Scientific, Inc., where his responsibilities included the sales of instruments, reagents and supplies to hospitals and laboratories in the New York Metropolitan area. Mr. Sahraie holds a Bachelor's degree in Biology and Chemistry from Rutgers University, which he received in 1982 and a Masters degree in Virology from Columbia University, which he received in 1986. He is the author of three articles which are published in the Journal of Clinical Microbiology, New England Journal of Medicine, and the Pediatric Infectious Diseases Journal.

         HASHEM SAHRAIE. Hashem Sahraie has served as vice president and secretary of the Company since 1996. From December of 1988 to January 1996, Mr. Sahraie was vice president and secretary of Medco Health Corporation. Hashem Sahraie worked for the U.S. Department of State at the American Embassey in Afghanistan. Mr. Sharaie has also taught in the fields of psychology and counseling at Kabul University of Afghanistan, as well as psychotherapy and counseling at City University of New York.

         Hashem Sahraie received a B.A. in Philosophy in 1955 from Habibia College, Afghanistan. He received a LL Degree in Public Administration in 1964 from Kabul University, Afghanistan. Mr. Sharaie received a Master of Arts in Counseling Psychology in 1967 from Columbia University and a Doctor of Education in Counseling and Psychotherapy in 1975 from Columbia.

         NASIM SAHRAIE. Nasim Sahraie has been vice president of sales and marketing of the Company since 1996. He served as vice president of sales and marketing of Medco Health Corporation from 1996 to present. From December of 1988 until 1996, Nasim Sahraie was a senior filed service engineer account manager of Dade International. From January of 1984 to December of 1988, Mr. Sharaie was the senior electrical and mechanical technician with Clinical Engineering.

         Nasim Sahraie received an Associate Degree, with a major in Computer Science from Bergen County Community College in 1981.

         SABOOR SAHRAIE. Saboor Sahraie has been a director of the Company since 1996 and he served as a director of Medco Health Corporation from 1996 to present. From August of 1988 to 1996, Saboor Sahraie was associated with Ritz Camera in Middletown, New York.

         Saboor Sahraie received a Bachelor of Science Degree, with a major in Business Administration from the University of Southern Indiana in 1992.


ITEM 10.  EXECUTIVE COMPENSATION

CURRENT REMUNERATION

         The Company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive officers, directors, or other employees; none of its executive officers or directors have received any compensation of any such types from the Company pursuant to plans or otherwise.

         The following table sets forth information concerning the annual compensation received or accrued for services, provided in all capacities, to the Company for the years ended June 30, 1994 and 1995 by all individuals who served as the Company's chief executive officer during the fiscal year ended June 30, 1995 and by the most highly compensated executive officer, other than the chief executive officer, who was serving as an executive officer at the end of the fiscal year ended June 30, 1995. No other officer of the Company earned more than $100,000 during such fiscal year.

                           SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION
                                         -------------------
     NAME AND
 PRINCIPAL POSITION                  YEAR                      SALARY
                                                                 ($)
       (a)                            (b)                        (c)
------------------------------------------------------------------------
 CEO Joseph J. Territo, M.D          1994                    $      0.00
 Sole Officer & Director             1995
------------------------------------------------------------------------
 CEO Lorenzo Damiano                 1995                    $      0.00
 President and Director
------------------------------------------------------------------------
 CEO Fahim Sahraie                   1995                    $113,000.00
 President and Director
------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

         The directors of the Company are not compensated for their services as such.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS


EXECUTIVE AGREEMENTS

         The Company has entered into an employment agreement with A.G. Dikengil, M.D., dated April 1, 1996. This agreement is hereby incorporated by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth information as of January 12, 1996, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the Class A Common Stock, $.001 par value and of Class B Common Stock, $.001 par value of the Company. The Company has no shares of any other class issued or outstanding.


-----------------------------------------------------------------------------------------
TITLE              NAME AND                AMOUNT AND
OF                 ADDRESS OF              NATURE OF             PERCENT OF CLASS
                   BENEFICIAL              BENEFICIAL
                   OWNER                   OWNER
-----------------------------------------------------------------------------------------
President/        Fahim Sharaie            24,000,000           65.40428% of Class A
Director

President/        Fahim Sharaie            1,250,000              100% of Class B
Director                                                   (transferred from Sun Capital)


SECURITY OWNERSHIP OF MANAGEMENT


         The following table sets forth information as of September 30, 1996, with respect to the beneficial ownership of the Class A common stock, $.001 par value and Class B common stock, $.001 of the Company by each of the executive officers and directors of the Company and by all executive officers and directors as a group:


TITLE               NAME AND           AMOUNT AND
 OF                 ADDRESS OF         NATURE OF              PERCENT OF  CLASS
                    BENEFICIAL         BENEFICIAL
                    OWNER              OWNER

President/          Fahim Sharaie      24,000,000           65.40428% of Class A
Director

Vice President/     Hashem Sahraie         10,000           .0002725% of Class A
Secretary/
Treasurer

Vice President      Nasin Sharaie          11,000           .0002997% of Class A

No executive        Saboor Sharaie         10,000           .0002725% of Class A
position

--------------------------------------------------------------------------------

President/          Fahim Sharaie       1,250,000                100% of Class B
Director


CHANGES IN CONTROL

         The Company is not aware of any arrangements which may at a subsequent date result in a change in control of the Company other then as set forth herein (See "Business - Acquisition of Technology from Affiliates").

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


TRANSACTIONS AND BUSINESS RELATIONSHIPS WITH MANAGEMENT

         There are currently no transactions, nor have there been any transactions within the last 2 years, which involve the Company and any member of management or major shareholder, or any member of the immediate family of such persons.


ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS

         The financial statements filed as a part of this report are as follows:

         Consolidated Balance Sheet - June 30, 1995

         Consolidated Statements of Operations for the years ended

         June 30, 1994 and 1995, and cumulative for the period from inception (July 15, 1987) to June 30, 1995

         Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and June 30, 1988 - 1995

         Consolidated Statements of Cash Flows for the years ended June 30, 1994 and 1995 and cumulative for the period from inception (July 15,1987) to June 30, 1990


FINANCIAL STATEMENT SCHEDULES

         Financial statements schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

EXHIBITS

         The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

                                                     Exhibits Incorporated
                                                      Herein By Reference,
                                                      Exhibit No. As Filed
                                                              With
                                                       Document Indicated
                                                       ------------------

         1. (a) Agreement and Plan of Reorganization by and among Williston Oil Corporation, Sun Capital Corporation and Medco Health Corporation and Fahim Sahraie dated January 16, 1995.

         2. (a) Articles of Incorporation filed October 6, 1971 (1)1(a)

            (b) Certificate of Amendment of Articles of Incorporation filed
                July 5, 1979 (1)1(a)

            (c) By-Laws (1)1(b)

         3. Lease between Ferolie Realty Associate, L.L.C. and Medco Health Corporation, dated July 1, 1996.

         (1) Filed with the Securities and Exchange Commission in March 1980, as an exhibit, numbered as indicated above, to the Company's Registration Statement on Form 10.

REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed by Registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with the Securities Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MEDCO HEALTH CORPORATION

                                        By  /s/Fahim Sahraie
                                            --------------------------
                                            Fahim Sahraie, President

                                        Date: 4/17                    , 1997
                                             -------------------------



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURES                                    TITLE                    DATE
PRINCIPAL EXECUTIVE OFFICER:

/s/Fahim Sahraie
-----------------------------
Fahim Sahraie                                President               4/17             , 1997
                                                                 ---------------------

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/Fahim Sahraie
-----------------------------
Fahim Sahraie                                Treasurer               4/17             , 1997
                                                                 ---------------------

A MAJORITY OF THE BOARD OF DIRECTORS:

/s/Fahim Sahraie
-----------------------------
Fahim Sahraie                                Director                4/17             , 1997
                                                                 ---------------------


-----------------------------

Hashem Sahraie                               Director                4/17             , 1997
                                                                 ---------------------

/s/Hashem Sahraie                            Director                4/17             , 1997
-----------------------------                                    ---------------------

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

-----------------------------

                  No annual report or proxy materials have been sent to security-holders during the fiscal year ended June 30, 1995 or the subsequent interim period and, as at the date hereof, no plans exist for the furnishing of such report or materials subsequent to the filing of this Report.


                                              COMMISSION FILE NUMBER 33-17598-NY

---------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC


                        --------------------------------


                                   FORM 10-KSB


                                  ANNUAL REPORT

                            FOR THE FISCAL YEAR ENDED

                                  JUNE 30, 1995




                         -------------------------------

                            MEDCO HEALTH CORPORATION
                      (Formerly Williston Oil Corporation)



                                    EXHIBITS

                     INDEX OF EXHIBITS BEING FILED HEREWITH

Page

                                                        Exhibits Incorporated
                                                         Herein By Reference,
                                                       Exhibit No. As Filed With
                                                          Document Indicated
                                                          ------------------

         1. (a) Agreement and Plan of Reorganization by and among

         Williston Oil Corporation, Sun Capital Corporation and Medco Health Corporation and Fahim Sahraie dated January 16, 1995.

         2. (a) Articles of Incorporation filed October 6, 1971 (1)1(a)

            (b) Certificate of Amendment of Articles of Incorporation filed
                July 5, 1979 (1)1(a)

            (c) By-Laws (1)1(b)

         3. Lease between Ferolie Realty Associate, L.L.C. and Medco Health Corporation, dated July 1, 1996.

         (1) Filed with the Securities and Exchange Commission in March 1980, as an exhibit, numbered as indicated above, to the Company's Registration Statement on Form 10.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to signed on its behalf by the undersigned thereunto duly authorized.


                         MEDCO HEALTH CORPORATION

                         /s/Fahim Sahraie
                         -----------------------------------
                         Fahim Sahraie, President, Treasurer and Director

                         Date:                              , 1997
                                  --------------------------

                  In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


By /s/Fahim Sharaie
  ------------------------------
  Fahim Sharaie
  President, Treasurer, and Director

Date:    4/17               , 1997
      ----------------------

By  /s/Hashem Sahraie
   --------------------------------
    Hashem Sahraie
    Secretary and Director

Date:      4/17              , 1997
       ----------------------

                                  [LETTERHEAD]
                      NEVOSO, PIVIROTTO, PINKHAM & FOSTER
                       CERTIFIED PUBLIC ACCOUNTANTS, LLC

                          Independent Auditors' Report

Board of Directors
Medco Health Corporation (formerly Medco, Inc.)

We have audited the accompanying balance sheets of Medco Health Corporation (formerly Medco, Inc.) (a development stage company) as of June 30, 1996, and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1996, the period July 1, 1994 (date of inception) to June 30, 1995 and for the cumulative period July 1, 1994
(date of inception) to June 30, 1995 and for the cumulative period July 1, 1994 (date of inception) to June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medco Health Corporation (formerly Medco, Inc.) (a development stage company) at June 30, 1996 and 1995, and the results of their operations, and their cash flows for the year ended June 30, 1996, the period from July 1, 1994 (date of inception) to June 30, 1995 and for the cumulative period from July 1, 1994 (date of inception) to June 30, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net cumulative loss of $131,931 for the period July 1, 1994 (date of inception) to June 30, 1996, and, as of that date, had a net worth deficiency of $29,931. As discussed in Note 2 the Company is still in the development stage and it cannot be determined at this time if the Company will obtain sufficient capital to begin planned principal operations. The Company's uncertainty as to its productivity and its ability to raise sufficient capital raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/ Nevoso, Pivorotto, Pinkham & Foster
                                      Nevoso, Pivorotto, Pinkham & Foster
                                      Certified Public Accountants, LLC

April 23, 1997
Fairfield, New Jersey

Division for CPA Firms AIC

710 Route 44 East Suite 201, Fairfield, NJ 07004
Tel 201/575/7999  Fax 201/575/7782

                MEDCO HEALTH CORPORATION (FORMERLY MEDCO, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                                     INDEX

Independent Auditors' Report                                            1
Balance Sheets                                                          2
Statements of Operations                                                3
Statements of Stockholders' Equity (Deficit)                            4
Statements of Cash Flows                                                5
Notes to Financial Statements                                         6-8


                                      [LOGO]
                                      Nevoso, Pivirotto, Pinkham & Foster
                                        CERTIFIED PUBLIC ACCOUNTANTS, LLC

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                                 Balance Sheets
                                    June 30,

                                     ASSETS


                                                1996           1995
Current assets
  Cash                                        $ 52,833        $1,519
  Accounts receivable, net of allowance for
   doubtful accounts of $60,746 in 1996 and
   $0 in 1995                                        -         1,922
  Deposits on equipment                         32,000             -
  Prepaid expenses                              85,000             -
                                              --------      --------
                                               169,833         3,441
                                              --------      --------
Equipment, at cost, net of accumulated
  depreciation of $12,834 in 1996 and
  $3,325 in 1995                                26,092        14,644

Other assets
  Organization costs, net of accumulated
    amortization of $1,000                       4,000             -
  License fees                                   5,005             -
                                              --------      --------
                                                 9,005             -
                                              --------      --------
                                              $204,930      $ 18,085

                  LIABILITY AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
  Accrued expenses                            $  3,050      $  1,625
  Income taxes payable                             405           421
                                              --------      --------
                                                 3,455         2,046
                                              --------      --------
Due to stockholder                             231,406        48,704
                                              --------      --------

Stockholder's equity (deficit)
  Common stock                                  38,128        37,944
  Additional paid-in capital                    63,872       (27,944)
  Deficit accumulated during the
    development stage                         (131,931)      (42,665)
                                              --------      --------
                                               (29,931)      (32,665)
                                              --------      --------
                                              $204,930      $ 18,085

                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                            Statement of Operations

                                                Period from     Cumulative
                                                July 1, 1994    Period from
                                                  (Date of      July 1, 1994
                                  Year ended   Inception) to      (Date of
                                    June 30,      June 30,     Inception) to
                                     1996           1995       June 30, 1996
                                  ----------   -------------   -------------
Revenues                            $ 64,583      $   18,486       $  83,069

Cost of sales                         11,611           5,328          16,939
                                    --------      ----------       ---------
Gross profit                          52,972          13,158          66,130
General and administrative
  expenses:
        Payroll - officers             7,500               -               -
        Payroll - other                9,225               -               -
        Taxes and licenses             2,300               -               -
        Management fees                5,925               -               -
        Commission expense             8,400               -               -
        Travel                         6,874               -               -
        Miscellaneous                    750               -               -
        Bad debt                      60,746               -               -
        Insurance                      4,064           1,224           5,288

        Advertising                    1,696             148           1,844
        Truck and auto expenses        1,188           2,314           3,502
        Rent                           9,500           1,575          11,075
        Telephone                      3,917           2,896           6,813
        Utilities                      1,740             385           2,125
        Repairs and maintenance          591             361             952
        Office expense                 1,190             478           1,668
        Seminars                          68             580             648
        Professional fees              5,650           2,023           7,673
        Depreciation and
          amortization                10,509           3,325          13,834
                                  ----------      ----------       ---------
                                     141,833          21,773         163,606
                                  ----------      ----------       ---------
Operating loss                       (88,861)         (8,615)        (97,476)
Loss on equipment:                         -         (33,628)        (33,628)
                                  ----------      ----------       ---------
Loss before provision for
  income taxes                       (88,861)        (42,243)       (131,104)
Income taxes                             405             422             827
                                  ----------      ----------       ---------
Net loss                             (89,266)       $(42,665)      $(131,931)
                                  ----------      ----------       ---------
Net loss per common share         $        -             -                -
                                  ----------      ----------      ----------
Weighted average shares of
  common stock outstanding        38,017,913      37,944,453      37,981,182
                                  ----------      ----------      ----------

                       See Notes to Financial Statements


                                        Nevoso, Privirotto, Pinkham & Foster

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                  Statement of Stockholders' Equity (Deficit)



                                                                                   Deficit
                                                                                 Accumulated
                                                                   Discount        During
                                           Common Stock            On Common     Development
                                       Shares         Amount         Stock          Stage           Total
                                     ----------       -------       -------       ---------       --------

Balance at July 1, 1994                   -           $   -         $   -          $    -          $   -

Issuance of Common Stock
    Class A                          36,694,453        36,694       (26,694)            -           10,000
    Class B                           1,250,000         1,250        (1,250)            -              -
Net loss for period                       -               -             -           (42,655)       (42,665)
                                     ----------       -------       -------       ---------       --------

Balance at June 30, 1995             37,944,453        37,944       (27,944)        (42,655)       (32,665)

Issuance of Common Stock
    Class A                             184,000           184        91,816             -           92,000
Net loss for period                       -               -             -           (89,266)       (89,266)
                                     ----------       -------       -------       ---------       --------
                                     38,128,453       $38,128       $63,872       ($131,921)      ($29,931)









                       See Notes to Financial Statements

                MEDCO HEALTH CORPORATION (FORMERLY MEDCO, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENT OF CASH FLOWS

                                                                       Period from       Cumulative
                                                                       July 1, 1994     Period from
                                                                         (Date of       July 1, 1994
                                                         Year ended    Inception) to      (Date of
                                                          June 30,        June 30,      Inception) to
                                                            1996            1995        June 30, 1996
                                                         ----------    -------------    -------------
Operating activities
    Net loss                                             $ (89,266)      $(42,665)        $(131,931)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                         10,509          3,325            13,834
    Change in assets and liabilities:
      (Increase) decrease in accounts receivable             1,922         (1,922)               --
      (Increase) in prepaid expenses                       (85,000)            --           (85,000)
      Increase in accrued expenses                           1,425          1,625             3,050
      (Decrease) Increase in income taxes payable              (16)           421               405
                                                         ----------      ---------        ----------

Net cash used in operating activities                     (160,426)       (39,216)         (199,642)
                                                         ----------      ---------        ----------

Investing activities:
    Organization costs                                      (5,000)            --            (5,000)
    License fees                                            (5,005)            --            (5,005)
    Deposits on equipment                                  (32,000)            --           (32,000)
    Capital expenditures                                   (20,957)       (17,969)          (38,926)
                                                         ----------      ---------        ----------

Net cash used in investing activities                      (62,962)       (17,969)          (80,931)
                                                         ----------      ---------        ----------

Financing activities:
    Proceeds from stockholder loan                         379,440         49,829           429,269
    Repayment of stockholder loan                         (196,738)        (1,125)         (197,863)
    Proceeds from issuance of common stock                  92,000          2,000            94,000
    Proceeds from additional paid-in-capital                   --          8,000             8,000
                                                         ----------      ---------        ----------
Net cash provided by financing activities                  274,702         58,704           333,406
                                                         ----------      ---------        ----------

Net increase in cash                                        51,314          1,519            52,833

Cash - beginning of period                                   1,519             --                --
                                                         ----------      ---------        ----------

Cash - end of period                                     $  52,833       $  1,519         $  52,833
                                                         ==========      =========        ==========



Supplemental Disclosure of Cash Flow Information:
    Interest paid                                        $     --        $     --         $      --
                                                         ==========      =========        ==========

    Income taxes paid                                    $    421        $     --         $     421
                                                         ==========      =========        ==========


                                         See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                         Notes to Financial Statements

Note 1 - Summary of Accounting Policies
Nature of Business
         Medco Health Corporation (formerly Medco, Inc.) (the "Company") was incorporated under the laws of the State of New York on July 1, 1994. The Company's principal business activities have been the marketing and distribution of medical equipment, supplies and health care services.

         Reorganization
         On January 16, 1996 the sole shareholder of Medco, Inc. entered into an acquisition agreement (the "Acquisition Agreement") with Williston Oil Corporation for acquisition of all of the outstanding capital stock of Medco, Inc. in exchange for a portion of Williston's class A common stock and 100% of class B common stock. Subsequent to year end Williston Oil Corporation executed a name change to Medco Health Organization.

         In July 1983, an involuntary Chapter 11 bankruptcy petition was filed against Williston Oil Corporation by its creditors. In February 1992, the court granted the creditors' petition and an order for relief under Chapter 7 of the Bankruptcy Code was entered. Since 1992 the Company has remained inactive, and has no pre or post bankruptcy liabilities.

         Equipment
         Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight-line method of depreciation.

         Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gain or losses are reflected in earnings.

         Per Share Data
         The primary income (loss) per share was computed on the weighted number of shares of common stock outstanding during the period. Common share equivalents were not included as their inclusion would have been anti-dilutive.

         Income Taxes
         The Company has a net operating loss carryover of approximately $132,000 as of June 30, 1996, expiring in 2011.

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

                Medco Health Corporation (formerly Medco, Inc.)
                           (A Delaware Stage Company)

                         Notes to Financial Statements

Note 2 - Capital Stock
         The following is a summary of the various classes of capital stock at June 30, 1996:

         Common Stock
           Class A - Par value $.001 per share:
             authorized 100,000,000 shares;
             36,878,453 issued and outstanding          $36,878

           Class B - Par value $.001 per share:
             authorized 25,000,000 shares;
             1,250,000 issued and outstanding           $ 1,250
                                                        -------
                                                        $38,125
                                                        =======

         Preferred Stock
           Par value $.001 per share:
             authorized 25,000 shares;
             none issued and outstanding                $
                                                        =======

         The holders of Class A common stock possess the voting power of one vote for each share of stock held. The holders of Class A common stock do not possess any pre-emptive rights. Class A common stock holders have the right to elect a minority of the directors of the Corporation.

         The holders of Class B common stock possess the voting power of three votes for each share of stock held and do not possess any pre-emptive rights. Class B common stock holders have the right to elect the majority of the directors of the Corporation. Class B common stock holders will not be entitled to cash dividends only for a period of three (3) years from the original date of issuance of that share. The shares of Class B common stock shall be convertible at any time and from time to time at the option of the holder into one share of Class A common stock at the rate of one share of Class B common stock for one share of Class A common stock.

         Preferred stock may be issued, from time to time, in one or more series, each of such series to have such designations, preferences, and relative participating, optional or other special rights, and qualifications, limitations or restrictions thereof as are stated and expressed in the resolution or resolutions providing for the issue of such series, adopted by the Board of Directors.

Note 3 - Going Concern
         As shown in the accompanying financial statements, the Company incurred a net cumulative loss of $131,931 during the period July 1, 1994 (date of inception) to June 30, 1996, and as of that date, the Company's total liabilities exceeded its total assets by $29,931.

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

Note 3 - Going Concern (continued)
         -------------------------
         In January 1996, the Company, under a plan of reorganization was merged into Williston Oil Corporation (Williston). Williston is a publicly traded company. It is the intentions of management that the Company will obtain additional capital from a public offering. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Related Party Transactions
         --------------------------
         During the period July 1, 1994 (date of inception) to June 30, 1995, the stockholder advanced the Company approximately $49,000. There are no stated terms for repayment or interest on this advance.

Note 5 - Commitments and Contingencies
         -----------------------------
         The Company leases its facility under a operating lease which expires December 31, 1996. Lease expense for the period July 1, 1994 (date of inception) to June 30, 1995 amounted to $1,575 and $9,500 for the year ended June 30, 1996.

         Effective September 1996 the Company signed a lease for new facilities. The new lease will be for twenty years and will expire on August 30, 2016 with minimum annual lease expense of $96,000.

         In addition the Company has entered into a contract for approximately $422,000 to have the new facilities constructed to accommodate the operations of the Company.