Form 10QSB
period 1996-09-30
MEDCO HEALTH CORP
filed 1997-06-30
CIK 315904

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 30, 1996.

(   ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

                          Commission File Number 0-9185

                            MEDCO HEALTH CORPORATION
                      (Formerly Williston Oil Corporation)

Nevada                                                                22-1934084
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

532 Sylvan Avenue
Englewood Cliffs, New Jersey                                               07632
(address of Principal Executive Offices)                              (Zip Code)

                                  (201)541-8444
              (Registrant's telephone number, including area code)

         Securities registered under section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Class A Common Stock, $.001 Par Value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES ( X ) NO ( ).

                      Applicable Only to Corporate Issuers

         State the number of shares outstanding of each of the issuer's classes of common equity:

         36,695,543 Shares of Class A Common Stock, $.001 par value

         1,250,000 Shares of Class B Common Stock, $.001 par value

                  Transitional Small Business Disclosure Format

                                YES ( ) NO ( X )

                                     Part I

Item 1.  Business.

         Medco Health Corporation's principal business activities remain the marketing and distribution of medical equipment and supplies. Health care is one of the largest industries in the World and continues to grow as new products, devices, procedures and techniques are developed. According to industry estimates, the physician office site segment of the health care industry represents a $6.6 billion market estimated to be growing 8% to 12% annually. The company plans to take advantage of such growth by expanding its existing medical supply and equipment distribution operations through increases in its sales staff and the broadening of its product lines and markets. The company also intends to expand its operations to include two additional segments, the establishment and operation of a chemical laboratory and diagnostic imaging facility. To accomplish these goals, the company will require additional funding in an approximate amount of $4,700,000.00, which it intends to raise by means of secured loans from banks and other lending institutions. There is no assurance that the company will, in fact, be able to raise such funding and actually expand its operations as contemplated or even to bring its present operations to a profitable level. There is also no assurance that the company will, in fact, be successful in establishing and commencing operation of either of its proposed new businesses, or in expanding, or reaching profitable operational levels in its existing medical supply and equipment distribution business. A failure on the part of the company to raise at least $4,700,000.00 in additional financing, will have a material adverse effect upon its financial position and prospects and its ability to continue in business.

               Proposed Establishment and Operation of a Clinical
                   Laboratory and Diagnostic Imaging Facility

         The company intends to establish and operate a clinical laboratory and diagnostic imaging facility in northern New Jersey. It has entered into a twenty year lease with Ferolie Realty Associates, L.L.C., for the premises located at 532 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. The said premises consist of an entire office building comprising 8,000 square feet, together with the underlying land and parking area which include parking spaces for twenty (27) vehicles. The company plans to renovate the premises in order to establish a clinical laboratory and a diagnostic imaging facility.

         The company estimates that it will cost approximately $4,700,000.00 to renovate the premises and purchase the necessary equipment for both the diagnostic imaging and clinical laboratory facilities. The company intends to borrow the funds it requires from various financial institutions through secured loan agreements. To date the company has not received any commitments for the necessary loans from any bank or other financial institution, nor can the company give any assurance that it will be able to obtain such commitments.

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

                           Certification and Licenses

         The Federal Government and the State of New Jersey impose various certification and licensure obligations on clinical laboratory and diagnostic imaging companies. The applicable certification and licensure programs establish standards for the day to day operation of a clinical laboratory and diagnostic imaging facility including, among other things, the training and skills required of personnel and quality control. Compliance with such standards is verified by periodic inspections by inspectors representing the appropriate federal and state regulatory agencies. In addition, federal and state law mandates proficiency testing, which involve testing of control and comparison of actual results with established standards.

         The company is already licensed by the State of New Jersey for a Certificate of Need for M.R.I. Testing. Once the laboratory is complete, the company will be eligible for and will apply for all necessary licensing.

                          Restrictions on Self-Referral

         Both the Federal Government and most states have enacted legislation which prohibits clinical laboratories and diagnostic imaging facilities from billing for laboratory tests, x-rays and M.R.I.'s if the physicians ordering the test, x-ray or M.R.I. (or an immediate relative of the Physician) has a direct or indirect ownership or investment interest in or compensation agreement with, the laboratory or facility. Section 1877 of the Social Security Act, commonly known as the "Stark Bill" which became effective January 1, 1992, generally prohibits a clinical laboratory and diagnostic imaging facility from billing for tests covered by Medicare or Medicaid if the physician ordering the test (or an immediate relative of such physician) has a direct or indirect ownership or investment interest in, or compensation arrangement with, the laboratory or facility. Congress has considered legislation that would extend this prohibition to preclude laboratories and facilities from billing for services rendered to any patient if the services were rendered on referral from a physician with a financial relationship to the laboratory or facility, unless an exception applied. Ownership interests would include ownership of shares of common stock. It does not appear that there is an exception from the Stark Bill for which the company will qualify. This means that physicians who own stock in the company will not be able to utilize the company's laboratory services if the company is successful in establishing and commencing operation thereof. In the event that a public market for the shares of the company's common stock develops and the stock is traded publicly, it may not be possible fully to comply with the Stark Bill on an ongoing basis.

         Individuals or entities who are found to have violated the Stark Bill may be subject to severe monetary civil penalties and possible exclusion from the Medicare and State Medicaid programs. Items or services which are billed and paid for in violation of the Stark Bill are subject to refund.

                              Government Regulation

         The operation of a clinical laboratory and diagnostic imaging businesses are subject to complex federal and state regulation and the government and third-party payer reimbursement system for clinical laboratory and diagnostic imaging services is complex and subject to variances among payers and to variances in interpretation of billing regulations and guidelines. The company's clinical laboratory and diagnostic imaging operations will be conducted in the State of New Jersey , therefore, it will be subject to all applicable Federal and New Jersey State regulations. To the extend that the company's proposed clinical laboratory and diagnostic businesses operate in any other state, such operations will be subject to the additional regulations thereof. The company intends, in the event that it is successful in establishing a clinical laboratory and a diagnostic imaging facility and commencing the operations thereof, to engage special health care counsel to assist it in developing a compliance program meeting the requirements of the applicable federal and state guidelines.

Item 2.  Properties and Equipment.

         The Company's corporate headquarters are still maintained at 532 Sylvan Avenue, Englewood Cliffs, New Jersey 07632.

         The company entered into an agreement on May 31, 1996 with Ferolie Realty associates, L.L.C., to lease the premises located at 532 Sylvan Avenue, Englewood Cliffs, New Jersey. The said premises consist of the entire office building comprising 8,000 square feet, together with the underlying land and parking area which include parking spaces for twenty seven (27) vehicles. The company has been renovating the premises in order to establish radiological diagnostic facilities and a clinical laboratory.

         The lease is for a twenty (20) year term commencing July 1, 1996 and terminating June 30, 2016. Annual rent is fixed at the rate of $96,000.00 for the first five years, payable in advance monthly installments of $8,000.00.

         In addition to the net rent, the lease provides for payment of "Additional rent" by way of, among other things, real estate taxes, water and sewer charges, any license and permit fees necessary for the use of the premises, and any other governmental charges relating to the premises.

         The company does not lease or occupy any other properties.

Item 3.  Legal Proceedings.

         The company is unaware of any pending legal proceedings to which the company is a party or of which any of its assets is the subject. No director, officer or affiliate of the company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the company.

         There are no existing lawsuits against the Company.

                                     Part II

Item 5.  Market for the company's Common Equity and Related Stockholder Matters.

         There is no market for the company's common stock, $.001 par value, and there has been none since 1983. In the event that a market for the common stock of the company should develop, initial trading will be in the over-the-counter market. In such event, the company will endeavor to take all action necessary to have the trading of the stock quoted on the OTC Bulletin Board of the National Association of Securities Dealers.

Item 6.  Management's Discussion and Analysis.

         Since June of 1996, Medco Health Corporation sold to Mobile Dynamic Imaging, a new client, a nuclear camera for $156,000.00.

         The company's principal objective remains complete customer satisfaction. Its goals in this area include delivery service on a regular basis, knowledgeable consultation sales professionals, a broad product line including sophisticated diagnostic equipment and supplies, no minimum order size or shipping charges, and returns of unused, saleable products for instant credit.

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

Item 7.  Financial Statements.

         The financial statements of the company, required to be included in this Report pursuant to Item 310(a) of Regulation S-13, are set forth below:


                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets

                                     Assets

                                                                       September 30, 1996        June 30,1996
                                                                       ------------------        ------------
Current assets
     Cash                                                                  $     716               $  52,833
     Accounts receivable, net of allowance for
      doubtful accounts of $60,746                                              --                      --
     Deposits on equipment                                                      --                    32,000
     Prepaid expenses                                                        117,000                  85,000
                                                                           ---------               ---------

                                                                             117,716                 169,833
                                                                           ---------               ---------

Equipment, at cost, net of accumulated
     depreciation of $15,234 - 1997 and
   $12,834 - 1996                                                             76,863                  26,092


Other assets
     Organization costs, net of accumulated
      amortization of $1,250 - 1997 and
    $1,000 - 1996                                                              3,750                   4,000
                                                                               3,750                   4,000
     License fees                                                              5,005                   5,005
                                                                           ---------               ---------

                                                                               8,755                   9,005
                                                                           ---------               ---------

                                                                           $ 203,334               $ 204,930
                                                                           =========               =========



                  Liability and Stockholder's Equity (Deficit)

Current liabilities
     Accrued expenses                                                      $   5,050               $   3,050
     Income taxes payable                                                        405                     405
                                                                           ---------               ---------

                                                                               5,455                   3,455
                                                                           ---------               ---------

Due to stockholder                                                           229,456                 231,406
                                                                           ---------               ---------

Stockholder's equity (deficit)
     Common stock                                                             38,128                  38,128
     Additional paid-in capital                                               63,872                  63,872
    Deficit accumulated during the development stage                       (133,577)               (131,931)
                                                                           ---------               ---------

                                                                             (31,577)                (29,931)
                                                                           ---------               ---------

                                                                           $ 203,334               $ 204,930
                                                                           =========               =========

                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Operations

                                                                       Cumulative Period
                                                                       from July 1,
                                               Three months            1994 (Date of
                                                  ended                Inception to
                                               September 30,           September 30
                                                   1996                     1996
                                               -------------           -----------------
Revenues                                        $       --             $     83,069

Cost of sales                                           --                   16,939
                                                ------------           ------------

Gross profit                                            --                   66,130
                                                ------------           ------------

General and administrative expenses:
     Payroll - officers                               32,390                 39,890
     Payroll - other                                   8,000                 23,689
     Taxes and licenses                                2,517                  4,817
     Management fees                                   1,065                  6,990
     Commission expense                                  200                  8,600
     Travel                                              450                  7,324
     Miscellaneous                                     1,641                  2,391
     Bad debt                                           --                   60,746
     Insurance                                         2,779                  8,067

     Supplies                                          2,270                  2,270
     Advertising                                        --                    1,844
     Truck and auto expenses                             746                  4,248
     Rent                                              2,250                 13,325
     Telephone                                            79                  6,892
     Utilities                                           134                  2,259
     Repairs and maintenance                              35                    987
     Office expense                                      195                  1,863
     Seminars                                           --                      648
     Professional fees                                 4,045                 11,718
     Depreciation and amortization                     2,650                 16,484
                                                ------------           ------------
                                                      61,446                225,052
                                                ------------           ------------

Operating loss                                       (61,446)              (158,922)

Gain (loss) on equipment                              59,800                 26,172
                                                ------------           ------------

Loss before provision for income taxes                (1,646)              (132,750)

Provision for income taxes                              --                      827
                                                ------------           ------------

Net loss                                        $     (1,646)          $   (133,577)
                                                ============           ============

Net loss per common share                       $       --             $       --
                                                ============           ============

Weighted average shares of
     common stock outstanding                     38,017,913             37,944,453
                                                ============           ============


                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)

                                       Common            Paid in           Retained
                                       Stock             Capital           Earnings             Total
                                       -------          --------           ---------           --------
Capital contribution                   $37,944          $(27,944)          $    --             $ 10,000

Net loss                                  --                --               (42,665)           (42,665)
                                       -------          --------           ---------           --------

Balance, June 30, 1995                  37,944           (27,944)          $ (42,665)           (32,665)

Net loss - June 30, 1996                  --             (89,266)            (89,266)

Capital contributions                      184            91,816                --               92,000
                                       -------          --------           ---------           --------

Balance - June 30, 1996                 38,128            63,872            (131,931)           (29,931)

Net loss - September 30, 1996             --                --                (1,646)            (1,646)

Balance - September 30, 1996           $38,128          $ 63,872           $(133,577)          $(31,577)
                                       =======          ========           =========           ========


                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                            Cumulative
                                                                            Period from
                                                          Three Months      July 1, 1994
                                                             Ended          (Date of
                                                          September 30,     Inception)to
                                                              1996          September 30,1996
                                                          -------------     -----------------
Cash flows from operating activities
     Net loss                                              $ (1,646)          $(133,577)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Depreciation and amortization                        2,650              16,484
      Bad Debts                                                --                60,746

     Change in assets and liabilities:
         (Increase) in accounts receivable                     --               (60,746)
         (Increase) in prepaid expenses                     (32,000)           (117,000)
         Increase in accrued expenses                         2,000               5,050
         (Decrease) Increase in income
            taxes payable                                      --                   405
                                                           --------           ---------

Net cash used in operating activities                       (28,996)           (228,638)
                                                           --------           ---------

Cash flows from investing activities:
     Organization costs                                        --                (5,000)
     License fees                                              --                (5,005)
     Deposits on equipment                                   32,000                --
     Capital expenditures                                   (53,171)            (92,097)
                                                           --------           ---------

Net cash used in investing activities                       (21,171)           (102,102)
                                                           --------           ---------

Cash flows from financing activities:
     Proceeds from stockholder loan                            --               429,269
     Repayment of stockholder loan                           (1,950)           (199,813)
     Proceeds from issuance of common stock                    --                94,000
     Proceeds from additional paid-in-capital                  --                 8,000
                                                           --------           ---------
Net cash (used in) provided by
      financing activities                                   (1,950)            331,456
                                                           --------           ---------

Net (decrease) increase in cash                             (52,117)                716

Cash - beginning of period                                   52,833                --
                                                           --------           ---------

Cash - end of period                                       $    716           $     716
                                                           ========           =========



Supplemental Disclosure of Cash Flow Information:

     Interest paid                                         $   --             $    --
                                                           ========           =========

     Income taxes paid                                     $   --             $     422
                                                           ========           =========


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

         Income Taxes
              The Company has a net operating loss carryover of approximately $134,000 as of September 30, 1996, expiring in 2011.

              The Company adopted Statement of Financial Accounting Standards
              (SFAS) No. 109, Accounting for Income Taxes. SFAS No.109 requires the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. Because of the uncertainties discussed in Note 2, however, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount pursuant to SFAS No. 109. Accordingly, no deferred tax asset is reflected in these financial statements.

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 2 -  Capital Stock
          The following is a summary of the various classes of capital stock at September 30, 1996:

         Common Stock
              Class A - Par value $.001 per share:
               authorized 100,000,000 shares;
               36,878,453 issued and outstanding                                                $   36,878

              Class B - Par value $.001 per share:
               authorized 25,000,000 shares;
               1,250,000 issued and outstanding                                                      1,250
                                                                                                ----------

                                                                                                $   38,128
                                                                                                ==========
         Preferred Stock Par value $.001 per share:
               authorized 25,000,000 shares;
               none issued and outstanding                                                      $        -
                                                                                                ==========

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

Note 3 -      Going Concern
              As shown in the accompanying financial statements, the Company incurred a net cumulative loss of $133,577 during the period July 1, 1994 (date of inception) to September 30, 1996, and as of that date, the Company's total liabilities exceeded its total assets by $31,577.

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 3 -      Going Concern (continued)
              In January 1996, the Company, under a plan of reorganization was merged into Williston Oil Corporation (Williston). Williston is a publicly traded company. It is the intentions of management that the Company will obtain additional capital from a public offering. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 -      Related Party Transactions
              During the period July 1, 1994 (date of inception) to September 30, 1996, the stockholder advanced the Company approximately $229,000. There are no stated terms for repayment or interest on this advance.

Note 5 -      Commitments and Contingencies
              The Company leases its facility under a operating lease which expires December 31, 1996. Lease expense for the period July 1, 1994 (date of inception) to September 30, 1995 amounted to $1,575 and $9,500 for the year ended September 30, 1996.

              Effective September 1996 the Company signed a lease for new facilities. The new lease will be for twenty years and will expire on August 30, 2016 with minimum annual lease expense of $96,000.

              In addition the Company has entered into a contract for approximately $422,000 to have the new facilities constructed to accommodate their operations.

Item 8.  Disagreements on Accounting and Financial Disclosures.

None.

                                    Part III

Item 9.  Directors, Executive Officers, and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers.

         Since June of 1996, there has been no change in the Directors or Executive Officers of the company.

Item 10.  Executive Compensation.

         The company has no stock option or stock appreciation rights, long term or other incentive compensation plans, deferred compensation plans, stock bonus plans, pension plans, or any other type of compensation plan in place for its executive offices, directors or other employees, and none of its executive officers or directors have received any compensation of any such types from the company pursuant to any plans.

         For the year ended June of 1997, the President and CEO, Fahim Sahraie, will receive an annual compensation of $113,000.00. No other officer of the company will earn more than $100,000.00 during the year.

         The directors of the company are not compensated for their services as such.

               Employment Contracts and Termination of Employment
                       and Change-in-Control Arrangements

         The company did not enter into any employment agreements or change-in-control agreements with anyone since June of 1996.

         The company has an existing employment agreement with A.G. Dikengal, M.D., dated April 1, 1996.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information as of January 12, 1996, with respect to the persons known to the company to be the beneficial owners of more than 5% of the Class A Common Stock, $.001 par value and of Class B Common Stock, $.001 par value of the Company.

--------------------------------------------------------------------------------------------------

Title                      Name of                   Amount and            Percent of Class
of                         Beneficial Owner          Nature of
                                                     Beneficial Owner
--------------------------------------------------------------------------------------------------

President/
Director                   Fahim Sahraie              24,000,000             65.40428% of
                                                                             Class A

President/
Director                   Fahim Sahraie               1,250,000             100% of Class B

Security Ownership of Management

         The following table sets forth information as of September 30, 1996, with respect to the beneficial ownership of the Class A Common Stock, $.001 par value and Class B common stock, $.001 par value of the company by each of the executive officers and directors of the company:

--------------------------------------------------------------------------------------------------

Title                      Name of                   Amount and               Percent of Class
of                         Beneficial Owner          Nature of
                                                     Beneficial Owner
--------------------------------------------------------------------------------------------------
President/
Director                   Fahim Sahraie               24,000,000                    64.40428% of
                                                                                          Class A

Vice President/
Secretary/
Treasurer                  Hashem Sahraie                  10,000            .0002725% of Class A

Vice President             Nasim Sahraie                   11,000            .0002997% of Class A

No Executive
Position                   Saboor Sahraie                  10,000            .0002725% of Class A
---------------------------------------------------------------------------------------------------

President/
Director                   Fahim Sahraie                1,250,000                 100% of Class B

Item 12.  Certain Relationship and Related Transactions.

         There are currently no transactions, nor have there been any transactions within the last 2 years, which involve the company and any member of management or major shareholder, or any member of the immediate family of such persons.

Item 13.  Exhibits and Reports.

         (a)  Exhibits filed herewith:

         None.

         (b) Current reports on Form 10KSB; dated April 17, 1997, filed with the Securities & Exchange Commission.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Medco Health Corporation



                                            By: /s/ Fahim Sahraie
                                                ------------------------------
                                                 Fahim Sahraie
                                                 President/Director


                                            By: /s/ Hashem Sahraie
                                                ------------------------------
                                                  Hashem Sahraie
                                                  Secretary/Director