Form 10QSB
period 1996-12-31
MEDCO HEALTH CORP
filed 1997-06-30
CIK 315904

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


( X ) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 31, 1997.

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

Item 7.  Financial Statements.

         The financial statements of the company, required to be included in this Report pursuant to Item 310(a) of Regulation S-13, are set forth below:

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets

                                     Assets

                                                                    December 31, 1996      June 30,1996
                                                                    -----------------      ------------
Current assets
       Cash                                                             $   1,000           $  52,833
       Accounts receivable, net of allowance for
        doubtful accounts of $60,746                                         --                  --
       Deposits on equipment                                                 --                32,000
       Prepaid expenses                                                   117,000              85,000
                                                                        ---------           ---------
                                                                          118,000             169,833
                                                                        ---------           ---------
  Equipment,at cost, net of accumulated
   depreciation of $17,634-December, 1996 and
   $12,834-June, 1996


Other assets
       Organization costs, net of accumulated
        amortization of $1,500-December, 1996 and
   $1,000-June, 1996
                                                                            3,500               4,000
License fees                                                                5,005               5,005
                                                                        ---------           ---------
                                                                            8,505               9,005
                                                                        ---------           ---------
                                                                        $ 220,968           $ 204,930
                                                                        =========           =========


                  Liability and Stockholder's Equity (Deficit)

Current liabilities
       Accrued expenses                                                 $  19,453           $   3,050
       Income taxes payable                                                   405                 405
                                                                        ---------           ---------
                                                                           19,858               3,455
                                                                        ---------           ---------
Due to stockholder                                                        255,421             231,406
                                                                        ---------           ---------
Stockholder's equity (deficit)
       Common stock                                                        38,128              38,128
       Additional paid-in capital                                          63,872              63,872
       Deficit accumulated during the development stage                  (156,311)           (131,931)
                                                                        ---------           ---------
                                                                          (54,311)            (29,931)
                                                                        ---------           ---------
                                                                        $ 220,968           $ 204,930
                                                                        =========           =========


                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Operations

                                                                                         Cumulative
                                                                                        Period from
                                              Three months          Six months          July 1, 1994
                                                 ended                ended               (Date of
                                              December 31,         December 31,         Inception) to
                                                  1996                 1996           December 31, 1996
                                              ---------------------------------------------------------
Revenues                                      $         --         $         --         $     83,069

Cost of sales                                           --                   --               16,939
                                              ------------         ------------         ------------

Gross profit                                            --                   --               66,130
                                              ------------         ------------         ------------

General and administrative expenses:
     Payroll - officers                                 --               32,390               39,890
     Payroll - other                                    --                8,000               23,689
     Taxes and licenses                              1,564                4,082                6,382
     Management fees                                 2,850                3,915                9,840
     Commission expense                                 --                  200                8,600
     Travel                                             --                  450                7,324
     Miscellaneous                                     354                1,995                2,745
     Bad debt                                           --                   --               60,746
     Insurance                                       5,389                8,169               13,457

     Supplies                                          200                2,470                2,470
     Advertising                                        --                   --                1,844
     Truck and auto expenses                           124                  870                4,372
     Rent                                            8,750               11,000               22,075
     Telephone                                         528                  606                7,419
     Utilities                                         300                  434                2,559
     Repairs and maintenance                            --                   35                  987
     Office expense                                     25                  219                1,887
     Seminars                                           --                   --                  648
     Professional fees                                  --                4,045               11,718
     Depreciation and amortization                   2,650                5,300               19,134
                                              ------------         ------------         ------------

                                                    22,734               84,180              247,786
                                              ------------         ------------         ------------

Operating loss                                     (22,734)             (84,180)            (181,656)

Gain (loss) on equipment                                --               59,800               26,172
                                              ------------         ------------         ------------

Loss before provision for income taxes             (22,734)             (24,380)            (155,484)

Provision for income taxes                              --                   --                  827
                                              ------------         ------------         ------------

Net loss                                      $    (22,734)        $    (24,380)        $   (156,311)
                                              ============         ============         ============

Net loss per common share                     $         --         $         --         $         --
                                              ============         ============         ============

Weighted average shares of
     common stock outstanding                   38,017,913           38,017,913           37,944,453
                                              ============         ============         ============



                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)


                                    Common          Paid in          Retained
                                     Stock          Capital          Earnings           Total
                                     -----          -------          --------           -----
Capital contribution                $37,944        $(27,944)        $      --         $ 10,000

Net loss                                 --              --           (42,665)         (42,665)
                                    -------        --------         ---------         --------

Balance, June 30, 1995               37,944         (27,944)        $ (42,665)         (32,665)

Net loss - June 30, 1996                 --              --           (89,266)         (89,266)

Capital contributions                   184          91,816                --           92,000
                                    -------        --------         ---------         --------

Balance - June 30, 1996              38,128          63,872          (131,931)         (29,931)

Net Loss - December 31, 1996             --              --           (24,380)         (24,380)
                                    -------        --------         ---------         --------

Balance - December 31, 1996         $38,128        $ 63,872         $(156,311)        $(54,311)
                                    =======        ========         =========         ========




                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                          Cumulative
                                                                          Period from
                                                         Six Months      July 1, 1994
                                                           Ended           (Date of
                                                        December 31,     Inception) to
                                                            1996       December 31, 1996
                                                            ----       -----------------
Operating activities
     Net loss                                            $(24,380)        $(156,311)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Depreciation and amortization                      5,300            19,134
         Bad debts                                             --            60,746
     Change in assets and liabilities:
         (Increase) decrease in accounts
             receivable                                        --           (60,746)
         (Increase) in prepaid expenses                   (32,000)         (117,000)
         Increase in accrued expenses                      16,403            19,453
         (Decrease) Increase in income
            taxes payable                                      --               405
                                                         --------         ---------

Net cash used in operating activities                     (34,677)         (234,319)
                                                         --------         ---------

Investing activities:
     Organization costs                                        --            (5,000)
     License fees                                              --            (5,005)
     Deposits on equipment                                 32,000                --
     Capital expenditures                                 (73,171)         (112,097)
                                                         --------         ---------

Net cash used in investing activities                     (41,171)         (122,102)
                                                         --------         ---------

Financing activities:
     Proceeds from stockholder loan                        25,965           455,234
     Repayment of stockholder loan                         (1,950)         (199,813)
     Proceeds from issuance of common stock                    --            94,000
     Proceeds from additional paid-in-capital                  --             8,000
                                                         --------         ---------
Net cash provided by financing activities                  24,015           357,421
                                                         --------         ---------

Net (decrease) increase in cash                           (51,833)            1,000

Cash - beginning of period                                 52,833                --
                                                         --------         ---------

Cash - end of period                                     $  1,000         $   1,000
                                                         ========         =========



Supplemental Disclosure of Cash Flow Information:

     Interest paid                                       $     --         $      --
                                                         ========         =========

     Income taxes paid                                   $     --         $     422
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

         Income Taxes

              The Company has a net operating loss carryover of approximately $156,000 as of December 31, 1996, expiring in 2011.

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

                          Notes to Financial Statements


Note 2 - Capital Stock

         The following is a summary of the various classes of capital stock at September 30, 1996:

         Common Stock
              Class A - Par value $.001 per share:
               authorized 100,000,000 shares;
               36,878,453 issued and outstanding                         $36,878

              Class B - Par value $.001 per share:
               authorized 25,000,000 shares;
               1,250,000 issued and outstanding                            1,250
                                                                         -------

                                                                         $38,128
                                                                         =======

         Preferred Stock
              Par value $.001 per share:
               authorized 25,000,000 shares;
               none issued and outstanding                               $    --
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

Note 3 - Going Concern

              As shown in the accompanying financial statements, the Company incurred a net cumulative loss of $156,311 during the period July 1, 1994 (date of inception) to December 31, 1996, and as of that date, the Company's total liabilities exceeded its total assets by $54,311.

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

Note 4 - Related Party Transactions

              During the period July 1, 1994 (date of inception) to December 31, 1996, the stockholder advanced the Company approximately $255,000. There are no stated terms for repayment or interest on this advance.

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

--------------------------------------------------------------------------------

Title             Name of                  Amount and           Percent of Class
of                Beneficial Owner         Nature of
                                           Beneficial Owner

--------------------------------------------------------------------------------
President/
Director          Fahim Sahraie            24,000,000           65.40428% of
                                                                Class A

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

--------------------------------------------------------------------------------

Title             Name of               Amount and          Percent of Class
of                Beneficial Owner      Nature of
                                        Beneficial Owner

--------------------------------------------------------------------------------
President/
Director          Fahim Sahraie         24,000,000          64.40428% of
                                                            Class A

Vice President/
Secretary/
Treasurer         Hashem Sahraie            10,000          .0002725% of Class A

Vice President    Nasim Sahraie             11,000          .0002997% of Class A

No Executive
Position          Saboor Sahraie            10,000          .0002725% of Class A

--------------------------------------------------------------------------------

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

                                             Medco Health Corporation



                                             By: /s/ Fahim Sahraie
                                                 ----------------------
                                                     Fahim Sahraie
                                                     President/Director


                                             By: /s/ Hashem Sahraie
                                                 ----------------------
                                                     Hashem Sahraie
                                                     Secretary/Director