Form 10QSB
period 1997-03-31
MEDCO HEALTH CORP
filed 1997-06-30
CIK 315904

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended March 31, 1997.

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

                      Class A Common Stock, $.001 Par Value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) NO ( ).

                      Applicable Only to Corporate Issuers

         State the number of shares outstanding of each of the issuer's classes of common equity:

         36,695,543 Shares of Class A Common Stock, $.001 par value
          1,250,000 Shares of Class B Common Stock, $.001 par value

                  Transitional Small Business Disclosure Format

                                 YES ( ) NO (X)

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

Item 6.  Management's Discussion and Analysis.

         From January to March of 1997, Med-Smart, located in Elmwood Park, New Jersey, became a significant client of Medco Health Corporation. Also, the Hackensack Medical Center continued a its long standing order of approximately $40,000.00 per month in medical supplies from Medco Health Corporation.

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

Item 7.  Financial Statements.

         The financial statements of the company, required to be included in this Report pursuant to Item 310(a) of Regulation S-13, are set forth below:

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets

                                     Assets

                                                      March 31, 1997  June 30,1996
                                                      --------------  ------------
Current assets
     Cash                                                $130,512       $ 52,833
     Accounts receivable, net of allowance for
      doubtful accounts of $60,746                             --             --
     Deposits on equipment                                     --         32,000
     Prepaid expenses                                     117,000         85,000
                                                         --------       --------

                                                          247,512        169,833
                                                         --------       --------

Equipment, at cost, net of accumulated
     depreciation of $20,034 - 1997 and
     $12,834 - 1996                                       148,613         26,092

Other assets
     Organization costs, net of accumulated
      amortization of $1,750 - 1997 and
      $1,000 - 1996                                         3,250          4,000
     License fees                                           5,005          5,005
                                                         --------       --------

                                                            8,255          9,005
                                                         --------       --------

                                                         $404,380       $204,930
                                                         ========       ========


                  Liability and Stockholder's Equity (Deficit)

Current liabilities
     Accrued expenses                                       $   3,050        $   3,050
     Income taxes payable                                         405              405
                                                            ---------        ---------

                                                                3,455            3,455
                                                            ---------        ---------

Due to stockholder                                            488,966          231,406
                                                            ---------        ---------

Stockholder's equity (deficit)
     Common stock                                              38,228           38,128
     Additional paid-in capital                               163,772           63,872
     Deficit accumulated during the development stage        (290,041)        (131,931)
                                                            ---------        ---------

                                                              (88,041)         (29,931)
                                                            ---------        ---------

                                                            $ 404,380        $ 204,930
                                                            =========        =========




                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Operations

                                                                                       Cumulative
                                                                                      Period from
                                             Three months         Nine months         July 1, 1994
                                                 ended               ended              (Date of
                                               March 31,           March 31,         Inception) to
                                                 1997                1997            March 31, 1997
                                                 ----                ----            --------------
Revenues                                     $         --        $         --        $     83,069

Cost of sales                                          --                  --              16,939
                                             ------------        ------------        ------------

Gross profit                                           --                  --              66,130
                                             ------------        ------------        ------------

General and administrative expenses:
     Payroll - officers                                --              32,390              39,890
     Payroll - other                                   --               8,000              23,689
     Taxes and licenses                             4,620               8,702              11,002
     Management fees                                9,196              13,111              19,036
     Commission expense                            28,685              28,885              37,285
     Travel                                            --                 450               7,324
     Miscellaneous                                    299               2,294               3,044
     Bad debt                                          --                  --              60,746
     Insurance                                      7,064              15,233              20,521

     Supplies                                       3,310               5,780               5,780
     Advertising                                       --                  --               1,844
     Truck and auto expenses                          561               1,430               4,932
     Rent                                          32,000              43,000              54,075
     Telephone                                      3,353               3,959              10,772
     Utilities                                        524                 958               3,083
     Repairs and maintenance                           --                  35                 987
     Office expense                                   367                 588               2,256
     Seminars                                          --                  --                 648
     Professional fees                             41,100              45,145              52,818
     Depreciation and amortization                  2,650               7,950              21,784
                                             ------------        ------------        ------------
                                                  133,729             217,910             381,516
                                             ------------        ------------        ------------

Operating loss                                   (133,729)           (217,910)           (315,386)

Gain (loss) on equipment                               --              59,800              26,172
                                             ------------        ------------        ------------

Loss before provision for income taxes           (133,729)           (158,110)           (289,214)

Provision for income taxes                             --                  --                 827
                                             ------------        ------------        ------------

Net loss                                     $   (133,729)       $   (158,110)       $   (290,041)
                                             ============        ============        ============

Net loss per common share                    $         --        $         --        $         --
                                             ============        ============        ============

Weighted average shares of
     common stock outstanding                  38,017,943          38,017,943          37,944,467
                                             ============        ============        ============




                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)



                                 Common        Paid in          Retained
                                 Stock         Capital          Earnings          Total
                                 -----         -------          --------          -----
Capital contribution            $37,944       $ (27,944)       $      --        $  10,000

Net loss                             --              --          (42,665)         (42,665)
                                -------       ---------        ---------        ---------

Balance, June 30, 1995           37,944         (27,944)       $ (42,665)         (32,665)

Net loss - June 30, 1996             --              --          (89,266)         (89,266)

Capital contributions               184          91,816               --           92,000
                                -------       ---------        ---------        ---------

Balance - June 30, 1996          38,128          63,872         (131,931)         (29,931)

Capital contributions               100          99,900               --          100,000

Net loss - March 31, 1997            --              --         (158,110)        (158,110)
                                -------       ---------        ---------        ---------

Balance - March 31, 1997        $38,228       $ 163,772        $(290,041)       $ (88,041)
                                =======       =========        =========        =========




                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Cash Flows


                                                                        Cumulative
                                                                       Period from
                                                        Nine Months    July 1, 1994
                                                           Ended         (Date of
                                                         March 31,     Inception) to
                                                           1997        March 31, 1997
                                                           ----        --------------
Cash flows from operating activities
     Net loss                                           $(158,110)       $(290,041)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Depreciation and amortization                      7,950           21,784
         Bad debts                                             --           60,746
     Change in assets and liabilities:
         (Increase) in accounts receivable                     --          (60,746)
         (Increase) in prepaid expenses                   (32,000)        (117,000)
         Increase in accrued expenses                          --            3,050
         Increase in income taxes payable                      --              405
                                                        ---------        ---------

Net cash used in operating activities                    (182,160)        (381,802)
                                                        ---------        ---------

Cash flows from investing activities:
     Organization costs                                        --           (5,000)
     License fees                                              --           (5,005)
     Deposits on equipment                                 32,000               --
     Capital expenditures                                (129,721)        (168,647)
                                                        ---------        ---------

Net cash used in investing activities                     (97,721)        (178,652)
                                                        ---------        ---------

Cash flows from financing activities:
     Proceeds from stockholder loan                       259,510          688,779
     Repayment of stockholder loan                         (1,950)        (199,813)
     Proceeds from issuance of common stock                   100           94,100
     Proceeds from additional paid-in-capital              99,900          107,900
                                                        ---------        ---------
Net cash provided by financing activities                 357,560          690,966
                                                        ---------        ---------

Net increase in cash                                       77,679          130,512

Cash - beginning of period                                 52,833               --
                                                        ---------        ---------

Cash - end of period                                    $ 130,512        $ 130,512
                                                        =========        =========



Supplemental Disclosure of Cash Flow Information:

     Interest paid                                      $      --        $      --
                                                        =========        =========

     Income taxes paid                                  $      --        $     422
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

         Income Taxes

              The Company has a net operating loss carryover of approximately $290,000 as of September 30, 1996, expiring in 2011.

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

Note 2 - Capital Stock

         The following is a summary of the various classes of capital stock at September 30, 1996:

         Common Stock

              Class A - Par value $.001 per share:
               authorized 100,000,000 shares;
               36,978,453 issued and outstanding                         $36,978

              Class B - Par value $.001 per share:
               authorized 25,000,000 shares;
               1,250,000 issued and outstanding                            1,250
                                                                         -------

                                                                         $38,228
                                                                         =======

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

Note 3 - Going Concern

              As shown in the accompanying financial statements, the Company incurred a net cumulative loss of $290,041 during the period July 1, 1994 (date of inception) to March 31, 1997, and as of that date, the Company's total liabilities exceeded its total assets by $88,041.

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

Note 4 - Related Party Transactions

              During the period July 1, 1994 (date of inception) to March 31, 1997, the stockholder advanced the Company approximately $488,966. There are no stated terms for repayment or interest on this advance.

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

Title             Name of               Amount and          Percent of Class
of                Beneficial Owner      Nature of
                                        Beneficial Owner

--------------------------------------------------------------------------------
President/
Director          Fahim Sahraie         24,000,000          64.40428% of
                                                            Class A

Vice President/
Secretary/
Treasurer         Hashem Sahraie            10,000          .0002725% of Class A

Vice President    Nasim Sahraie             11,000          .0002997% of Class A

No Executive
Position          Saboor Sahraie            10,000          .0002725% of Class A
------------------------------------------------------------------------

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