Form 10QSB/A
period 1996-09-30
MEDCO HEALTH CORP
filed 1997-10-07
CIK 315904

                     U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

( X ) Amended Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period of September 30, 1996.

(   ) Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from              to              .

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

                     Class A Common Stock, $.001 Par Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
ninety (90) days. YES ( X )(   ).

                      Applicable Only to Corporate Issuers

     State the number of shares outstanding of each of the issuer's classes of common equity:

     36,695,543 Shares of Class A Common Stock, $.001 par value
      1,250,000 Shares of Class B Common Stock, $.001 par value

                 Transitional Small Business Disclosure Format

                               YES ( X ) NO ( X )

Item 1. Financial Statements.

     The financial statements of the company, required to be included in this report pursuant to Item 310(a) of Regulation S-13, are set forth below:

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                            Statements of Operations

                                                              Cumulative
                                                              Period from
                                Three months ended           July 1, 1994
                      ---------------------------------   (Date of Inception)
                      September 30,       September 30,     to September 30,
                          1995                1996               1996
                      -------------       -------------    ------------------
Revenues                $   3,399          $        --       $     83,069
Cost of sales               1,322                   --             16,939
                        ---------          -----------       ------------
Gross profit                2,077                   --             66,130
                        ---------          -----------       ------------
General and
 administrative
 expenses:
   Payroll - officers          --               32,390             39,890
   Payroll - other             --                8,000             23,689
   Taxes and licenses         100                2,517              4,817
   Management fees             --                1,065              6,990
   Commission expense       7,134                  200              8,600
   Travel                      --                  450              7,324
   Miscellaneous              750                1,641              2,391
   Bad debt                    --                   --             60,746
   Insurance                  605                2,779              8,067

   Supplies                   230                2,270              2,270
   Advertising                 26                   --              1,844
   Truck and auto
    expenses                  236                  746              4,248
   Rent                     1,500                2,250             13,325
   Telephone                1,239                   79              6,892
   Utilities                  189                  134              2,259
   Repairs and
    maintenance               138                   35                987
   Office expense             399                  195              1,863
   Seminars                    --                   --                648
   Professional fees        1,000                4,045             11,718
   Depreciation and
    amortization            2,627                2,650             16,484
                        ---------          -----------       ------------
                           16,173               61,446            225,052
                        ---------          -----------       ------------

Operating loss            (14,096)             (61,446)          (158,922)
Gain (loss) on
  equipment                    --               59,800             26,172
                        ---------          -----------       ------------
Loss before provision
  for income taxes        (14,096)              (1,646)          (132,750)

Provision for income
  taxes                        --                   --                827
                        ---------          -----------       ------------

Net loss                $ (14,096)         $    (1,646)      $   (133,577)
                        =========          ===========       ============

Net loss per
  common share          $      --          $        --       $         --
                        =========          ===========       ============

Weighted average shares
  of common stock
  outstanding           $      --          $38,017,913       $ 37,944,453
                        =========          ===========       ============


                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                            Statements of Cash Flows



                                                                                                     Cumulative
                                                                                                     Period from
                                                                   Three months                     July 1, 1994
                                                                       ended                           (Date of
                                                          -----------------------------------        Inception) to
September 30,                                             September 30,                               September 30,
                                                              1995                 1996                    1996
                                                          -------------        -------------        ---------------
Cash flows from operating activities
  Net loss                                                 $ (14,096)           $  (1,646)           $ (133,577)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                              2,627                2,650                16,484
    Bad debts                                                     --                   --                60,746
  Change in assets and liabilities:
    (Increase) in accounts receivable                          1,922                   --               (60,746)
    (Increase) in prepaid expenses                                --              (32,000)             (117,000)
    Increase in accrued expenses                                 375                2,000                 5,050
    (Decrease) increase in income taxes payable                 (421)                  --                   405
                                                           ---------            ---------            ----------

Net cash used in operating activities                         (9,593)             (28,996)             (228,638)
                                                           ---------            ---------            ----------

Cash flows from investing activities:
  Organization costs                                           5,000                   --                (5,000)
  License fees                                                    --                   --                (5,005)
  Deposits on equipment                                           --               32,000                    --
  Capital expenditures                                        (4,410)             (53,171)              (92,097)
                                                           ---------            ---------            ----------

Net cash used in investing activities                         (9,410)             (21,171)             (102,102)
                                                           ---------            ---------            ----------

Cash flows from financing activities:
  Proceeds from stockholder loan                              34,893                   --               429,269
  Repayment of stockholder loan                               (2,511)              (1,950)             (199,813)
  Proceeds from issuance of common stock                          --                   --                94,000
  Proceeds from additional paid in capital                        --                   --                 8,000
                                                           ---------            ---------            ----------
Net cash (used in) provided by
  financing activities                                       (32,382)              (1,950)              331,456
                                                           ---------            ---------            ----------

Net (decrease) increase in cash                               13,379              (52,117)                  716

Cash -- beginning of period                                    1,519               52,833                    --
                                                           ---------            ---------            ----------

Cash -- end of period                                      $  14,898            $     716            $      716
                                                           =========            =========            ==========

Supplemental Disclosure of Cash Flow Information:

  Interest paid                                            $      --            $      --            $       --
                                                           =========            =========            ==========

  Income taxes paid                                        $     421            $      --            $      422
                                                           =========            =========            ==========


                Item 2. Management's Discussion and Analysis of
                  Financial Condition and Result of Operations

        The following is management's discussion and analysis of significant factors which have affected the Registrant's financial position and operations during the fiscal quarter that ended September 30, 1996.

                        Liquidity and Capital Resources

        The activities of the registrant since its reorganization on January 16, 1996 have been financed by various loans.

        The company currently owns three vehicles, a Land Cruiser, a BMW, and a Dodge Colt. The company will also own the laboratory, including all of its furnishings, once it is complete.

        The company currently has a negative net worth. There is no assurance that the company will, in fact, be able to raise adequate funding and actually expand its operations as contemplated, or even to bring its present operations to a profitable level.

                             Results of Operations

        The company's revenues from its date of inception until September 30, 1996 is $83,069.00. The company has no revenue for the three months that ended September 30, 1996.

        The management of the company has continued to devote the company's resources to the completion of the clinical laboratory in Engelwood Cliffs, New Jersey.

                    Item 6. Exhibits and Reports on Form S-K

        (a) Exhibits filed herewith:

        None

        (b) Current reports on Form 10KSB; dated April 17, 1997, filed with the Securities and Exchange Commission.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MEDCO HEALTH CORPORATION




                                        By: /s/ FAHIM SAHRAIE
                                           ----------------------------
                                           FAHIM SAHRAIE
                                           President/Director




                                        By: /s/ HASHEM SAHRAIE
                                           ---------------------------
                                           HASHEM SAHRAIE
                                           Secretary/Director