Form 10QSB/A
period 1996-12-31
MEDCO HEALTH CORP
filed 1997-10-07
CIK 315904

                     U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

( X ) Amended Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period of December 31, 1996.

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


                            Statements of Operations


                                                                                                                 Cumulative
                                                       Three months                   Six months                Period from
                                                          ended                         ended                  July 1, 1994
                                                       December 31,                  December 31,               (Date of
                                                -----------------------------   --------------------------     Inception) to
                                                   1995           1996            1995            1996        December 31, 1996
                                                -------------    ------------    ----------      ----------   -----------------

Revenues                                        $    --         $    --         $    --         $    --         $ 83,069

Cost of sales                                       179              --              --              --           16,939
                                                -------         -------         -------         -------         --------

Gross profit                                       (179)             --              --              --           66,130
                                                -------         -------         -------         -------         --------


General and administrative expenses:
  Payroll -- officers                                --              --              --          32,390           39,890
  Payroll -- other                                   --              --              --           8,000           23,689
  Taxes and licenses                                146           1,564             246           4,082            6,382
  Management fees                                    --           2,850              --           3,915            9,840
  Commission expense                              6,737              --          13,871             200            8,600
  Travel                                             --              --              --             450            7,324
  Miscellaneous                                      --             354             750           1,995            2,745
  Bad debt                                           --              --              --              --           60,746
  Insurance                                          --           5,389             605           8,169           13,457
  Supplies                                           --             200             230           2,470            2,470
  Advertising                                       370              --             396              --            1,844
  Truck and auto expenses                           124             124             360             870            4,372
  Rent                                            1,500           8,750           3,000          11,000           22,075
  Telephone                                         340             528           1,579             606            7,419
  Utilities                                         225             300             414             434            2,559
  Repairs and maintenance                            --              --             138              35              987
  Office expense                                     98              25             497             219            1,887
  Seminars                                           68              --              68              --              648
  Professional fees                                  --              --           1,000           4,045           11,718
  Depreciation and amortization                   2,627           2,650           5,254           5,300           19,134
                                                -------         -------         -------         -------         --------
                                                 12,235          22,734          28,408          84,180          247,786
                                                -------         -------         -------         -------         --------


                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)


                            Statements of Operations




Operating loss                                   (12,414)        (22,734)        (26,510)        (84,180)        (181,656)

Gain (loss) on equipment                              --              --              --          59,800           26,172
                                                ---------       ----------      ----------      ---------       ----------
Loss before provision for income taxes           (12,414)        (22,734)        (26,510)        (24,380)        (155,484)

Provision for income taxes                            --              --              --              --              827
                                                ---------       ----------      ----------      ---------       ----------

Net loss                                        $(12,414)       $(22,734)       $(26,510)       $(24,380)       $(156,311)
                                                =========       =========       =========       =========       ==========

Net loss per common share                       $     --        $     --        $     --        $      --       $      --
                                                =========       =========       =========       =========       ==========





                       See Notes to Financial Statements

                Item 2. Management's Discussion and Analysis of
                  Financial Condition and Result of Operations

        The following is management's discussion and analysis of significant factors which have affected the Registrant's financial position and operations during the fiscal quarter that ended December 31, 1996.

                        Liquidity and Capital Resources

        The activities of the registrant since its reorganization on January 16, 1996 have been financed by various loans.

        The company currently owns three vehicles, a Land Cruiser, a BMW, and a Dodge Colt. The company will also own the laboratory, including all of its furnishings, once it is complete.

        The company currently had a negative net worth. There is no assurance that the company will, in fact, be able to raise adequate funding and actually expand its operations as contemplated, or even to bring its present operations to a profitable level.

                             Results of Operations

        The company's revenues from its date of inception until December 31, 1996 is $83,069.00. However, the company had no revenue for the three months that ended December 31, 1996.

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