Form 10QSB/A
period 1997-03-31
MEDCO HEALTH CORP
filed 1997-10-07
CIK 315904

                     U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

( X ) Amended Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period of March 31, 1997.

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


                            Statements of Operations


                                                                                                                 Cumulative
                                                       Three months                   Nine months               Period from
                                                          ended                         ended                  July 1, 1994
                                                         March 31,                    March 31,                 (Date of
                                                -----------------------------   --------------------------     Inception) to
                                                   1996           1997            1996            1997         March 31, 1997
                                                -------------    ------------    ----------      ----------    ---------------

Revenues                                        $    458        $      --       $  3,857        $      --       $  83,069

Cost of sales                                      3,961               --          5,462               --          16,939
                                                ---------       ----------      ---------       ----------      ----------

Gross profit                                      (3,503)              --         (1,605)              --          66,130
                                                ---------       ----------      ---------       ----------      ----------

General and administrative expenses:
  Payroll -- officers                              1,000               --          1,000          32,390           39,890
  Payroll -- other                                 1,050               --          1,050           8,000           23,689
  Taxes and licenses                                  68            4,620            314           8,702           11,002
  Management fees                                     --            9,196             --          13,111           19,036
  Commission expense                               3,680           28,685         17,551          28,885           37,285
  Travel                                           3,969               --          3,969             450            7,324
  Miscellaneous                                       --              299            750           2,294            3,044
  Bad debt                                            --              --              --              --           60,746
  Insurance                                        1,298            7,064          1,903          15,233           20,521

  Supplies                                            --            3,310            230           5,780            5,780
  Advertising                                        401               --            797              --            1,844
  Truck and auto expenses                             56              561            461           1,430            4,932
  Rent                                             3,000           32,000          6,000          43,000           54,075
  Telephone                                        1,317            3,353          2,896           3,959           10,772
  Utilities                                        1,072              524          1,486             958            3,083
  Repairs and maintenance                             68               --            206              35              987
  Office expense                                     136              367            633             588            2,256
  Seminars                                            --               --             68              --              648
  Professional fees                                   --           41,100          1,000          45,145           52,818
  Depreciation and amortization                    2,627            2,650          7,881           7,950           21,784
                                                ---------       ----------      ---------       ---------       ----------
                                                  19,742          133,729         48,150         217,910          381,516
                                                ---------       ----------      ---------       ---------       ----------


                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)


                            Statements of Operations



Operating loss                                   (23,245)        (133,729)       (49,755)        (217,910)       (315,386)

Gain (loss) on equipment                              --               --             --           59,800          26,172
                                                ---------       ---------       ---------       ----------      ----------

Loss before provision for income taxes           (23,245)        (133,729)       (49,755)        (158,110)       (289,214)

Provision for income taxes                            --               --             --               --             827
                                                --------        ----------      ---------       ----------      ----------

Net loss                                        $(23,245)       $(133,729)      $(49,755)       $(158,110)      $(290,041)
                                                =========       ==========      =========       ==========      ==========

Net loss per common share                       $     --        $      --       $     --        $      --       $      --
                                                ========        =========       =========       ==========      ==========


                       See Notes to Financial Statements

                Item 2. Management's Discussion and Analysis of
                  Financial Condition and Result of Operations

        The following is management's discussion and analysis of significant factors which have affected the Registrant's financial position and operations during the fiscal quarter that ended March 31, 1997.

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

                             Results of Operations

        The company's revenues from its date of inception until March 31, 1997 is $83,069.00. The company has no revenue for the three months that ended March 31, 1997.

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