Form 10QSB/A
period 1996-09-30
MEDCO HEALTH CORP
filed 1997-11-28
CIK 315904

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Amended Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 30, 1996.

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 for the transition period from        to        .

                          Commission File umber 0-9185

                            MEDCO HEALTH CORPORATION
                     (Formerly Williston Oil Corporation)

Nevada                                                                22-1934084
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporated or organization)

532 Sylvan Avenue
Englewood Cliffs, New Jersey                                               07632
(address of Principal Executive Offices)                              (Zip Code)

                                  (201)541-8444
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the exchange Act:

                      Class A Common Stock, $.001 Par Value

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. YES (X) ( ).

                      Applicable Only to Corporate Issuers

      State the number of shares outstanding of each of the issuer's classes of common equity:

       36,695,543 Shares of class A Common Stock, $.001 par value
        1,250,000 Shares of Class B. Common Stock, $.001 par value

                  Transitional Small Business Disclosure Format

                                YES ( ) NO ( X )

                            MEDCO HEALTH CORPORATION
                      (FORMERLY WILLISTON OIL CORPORATION)


                                TABLE OF CONTENTS

Part I

                                                                                    Page
                                                                                    ----
Item 1 - Financial Information (unaudited)

      Medco Health Corporation's Balance Sheets as of 09/30/96 and 06/30/96          1-2

      Statements of Operations for the three month period that ended 09/30/96,         3
      and the cumulative period from 07/01/94 to 09/30/96

      Statements of Stockholders' Equity                                               4

      Statements of Cash Flows for the period that ended 09/30/96, and for
      the period ended 07/01/94 to 09/30/96                                            5

      Notes to Financial Statements (unaudited)                                      6-8

Item 2 - Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                                        9

Part II

Item 1 - Legal Proceedings                                                             9

Item 2 - Changes in Securities                                                      9-10

Item 3 - Defaults upon Senior Securities                                              10

Item 4 - Submission of Matter to a Vote of Security Holders                           10

Item 5 - Other Information                                                            10

Item 6 - Exhibits and Reports on Form 8-K                                          10-11

ITEM 1. FINANCIAL STATEMENTS

The financial statements of the company, are set forth below:

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                                 Balance Sheets

                                     Assets
                                     ------

                                                    September 30, 1996         June 30, 1996
                                                    ------------------         -------------

Current assets                                       $    716                  $ 52,833
  Cash
  Accounts receivable, net of allowance for
    doubtful accounts of $60,746                           --                        --
  Deposits on equipment                                    --                    32,000
  Prepaid expenses                                    117,000                    85,000
                                                     --------                  --------
                                                      117,716                   169,833
                                                     --------                  --------
Equipment, at cost, net of accumulated
  depreciation of $15,234 - 1997 and
  $12,834 - 1996                                       76,863                    26,092
                                                     --------                  --------
Other assets
  Organization costs, net of accumulated
  amortization of $1,250 - 1997 and
  $1,000 - 1996                                         3,750                     4,000
  License fees                                          5,005                     5,005
                                                     --------                  --------
                                                        8,755                     9,005
                                                     --------                  --------
                                                     $203,334                  $204,930
                                                     ========                  ========

                  Liability and Stockholder's Equity (Deficit)
                  --------------------------------------------
Current liabilities
  Accrued expenses                                   $  5,050                  $  3,050
  Income taxes payable                                    405                       405
                                                     --------                  --------
                                                        5,455                     3,455
                                                     --------                  --------
Due to stockholder                                    229,456                   231,406
                                                     --------                  --------
Stockholder's equity (deficit)
  Common stock                                         38,128                    38,128
  Additional paid-in capital                           63,872                    63,872
Deficit accumulated during the development stage     (133,577)                 (131,931)
                                                     --------                  --------
                                                      (31,577)                  (29,931)
                                                     --------                  --------
                                                     $203,334                  $204,930
                                                     ========                  ========

                       See Notes to Financial Statements

                Medco Health Corporation (Formerly Medco. Inc.)
                         (A Development Stage Company)

                            Statements of Operations

                                                                       Cumulative
                                                                       Period from
                                                                      July 1, 1994
                                            Three Months Ended          (Date of
                                        ----------------------------  Inception) to
                                        September 30,  September 30,  September 30,
                                            1995           1996           1996
                                        -------------  -------------  -------------
Revenues                                  $3,399       $        --    $    83,069
Cost of sales                              1,322                --         16,939
                                        --------       -----------    -----------
Gross profit                               2,077                --         66,130
                                        --------       -----------    -----------

General and administrative expenses:
   Payroll - officers                         --            32,390         39,890
   Payroll - other                            --             8,000         23,689
   Taxes and licenses                        100             2,517          4,817
   Management fees                            --             1,065          6,990
   Commission expense                      7,134               200          8,600
   Travel                                     --               450          7,324
   Miscellaneous                             750             1,641          2,391
   Bad debt                                   --                --         60,746
   Insurance                                 605             2,779          8,067

   Supplies                                  230             2,270          2,270
   Advertising                                26                --          1,844
   Truck and auto expenses                   236               746          4,248
   Rent                                    1,500             2,250         13,325
   Telephone                               1,239                79          6,892
   Utilities                                 189               134          2,259
   Repairs and maintenance                   138                35            987
   Office expense                            399               195          1,863
   Seminars                                   --                --            648
   Professional fees                       1,000             4,045         11,718
   Depreciation and amortization           2,627             2,630         16,484
                                        --------       -----------    -----------
                                          16,173            61,446        225,052
                                        --------       -----------    -----------
Operating loss                           (14,096)          (61,446)      (158,922)

Gain (loss) on equipment                      --            59,800         26,172
                                        --------       -----------    -----------
Loss before provision for income taxes   (14,096)           (1,646)      (132,750)

Provision for income taxes                    --                --            827
                                        --------       -----------    -----------

Net loss                                $(14,096)          $(1,646)     $(133,577)
                                        ========       ===========    ===========
Net loss per common share               $     --       $        --    $        --
                                        ========       ===========    ===========
Weighted average shares of
  common stock outstanding              $     --       $38,017,913    $37,944,453
                                        ========       ===========    ===========

                       See Notes to Financial Statements

                MEDCO HEALTH CORPORATION (FORMERLY MEDCO, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                  Statements of Stockholders' Equity (Deficit)

                                    Common      Paid in      Retained
                                    Stock       Capital      Earnings       Total
                                    -------     --------     ---------     --------
Capital contribution .............. $37,944     $(27,944)    $      --     $ 10,000

Net loss ..........................      --           --       (42,665)     (42,665)
                                    -------     --------     ---------     --------
Balance, June 30, 1995 ............  37,944      (27,944)      (42,665)     (32,665)

Net loss - June 30, 1996 ..........      --                    (89,266)     (89,266)

Capital contributions .............     184       91,816            --       92,000
                                    -------     --------     ---------     --------
Balance - June 30, 1996 ...........  38,128       63,872      (131,931)     (29,931)

Net loss - September 30, 1996 .....      --           --        (1,646)      (1,646)

Balance - September 30, 1996 ...... $38,128      $63,872     $(133,577)    $ 31,577)
                                    =======     ========     =========     ========


                       See Notes to Financial Statements

                MEDCO HEALTH CORPORATION (FORMERLY MEDCO, INC.)
                         (A DEVELOPMENT STAGE COMPANY)

                            Statements of Cash Flows

                                                                                           Cumulative
                                                                                           Period from
                                                               Three months               July 1, 1994
                                                                  ended                     (Date of
                                                      -------------------------------     Inception) to
                                                      September 30,     September 30,     September 30,
                                                          1995              1996              1996
                                                      -------------     -------------     -------------
Cash flows from operating activities
  Net loss                                              $(14,096)         $ (1,646)        $ (133,577)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Depreciation and amortization                          2,627             2,650             16,484
    Bad debts                                                 --                --             60,746
  Change in assets and liabilities:
    (Increase) in accounts
    receivable                                             1,922                --            (60,746)
    (Increase) in prepaid
    expenses                                                  --           (32,000)          (117,000)
    Increase in accrued expenses                             375             2,000              5,050
    (Decrease) increase in income
      taxes payable                                         (421)               --                405
                                                        --------          --------          ---------

Net cash used in operating
  activities                                              (9,593)          (28,996)          (228,638)
                                                        --------          --------          ---------

Cash flows from investing activities:
  Organization costs                                       5,000                --             (5,000)
  License fees                                                --                --             (5,005)
  Deposits on equipment                                       --            32,000                 --
  Capital expenditures                                   (4,410)          (53,171)           (92,097)
                                                        --------          --------           --------

Net cash used in investing
  activities                                              (9,410)          (21,171)          (102,102)
                                                        --------          --------          ---------

Cash flows from financing activities:
  Proceeds from stockholder loan                          34,893                --            429,269
  Repayment of stockholder loan                           (2,511)           (1,950)          (199,813)
  Proceeds from issuance of common stock                      --                --             94,000
  Proceeds from additional paid in capital                    --                --              8,000
                                                        --------          --------          ---------
Net cash (used in) provided by
  financing activities                                   (32,382)           (1,950)           331,456
                                                        --------          --------          ---------
Net (decrease) increase in cash                           13,379           (52,117)               716
Cash -- beginning of period                                1,519            52,833                 --
                                                        --------          --------          ---------
Cash -- end of period                                   $ 14,898          $    716           $    716
                                                        ========          ========          =========
Supplemental Disclosure of Cash Flow Information:

  Interest paid                                         $     --          $     --           $     --
                                                        ========          ========          =========
  Income taxes paid                                     $    421          $     --           $    422
                                                        ========          ========          =========

                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                -----------------------------------------------
                         (A Development Stage Company)
                         -----------------------------

                         Notes to Financial Statements


Note 1 -  Summary of Accounting Policies
          ------------------------------
     Nature of Business
     ------------------
          Medco Health Corporation (formerly Medco, Inc.) (the "Company") was incorporated under the laws of the State of New York on July 1, 1994. The Company's principal business activities have been the marketing and distribution of medical equipment, supplies and health care services.

     Reorganization
     --------------
          On January 16, 1996 the sole shareholder of Medco, Inc. entered into an acquisition agreement (the "Acquisition Agreement") with Williston Oil Corporation for acquisition of all of the outstanding capital stock of Medco, Inc. in exchange for a portion of Williston's class A common stock and 100% of class B common stock. Subsequent to year end Williston Oil Corporation executed a name change to Medco Health Organization.

          In July 1983, an involuntary Chapter 11 bankruptcy petition was filed against Williston Oil Corporation by its creditors. In February 1992, the court granted the creditors' petition and an order for relief under Chapter 7 of the Bankruptcy Code was entered. Since 1992 the Company has remained inactive, and has no pre or post bankruptcy liabilities.

     Equipment
     ---------
          Equipment is recorded at cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets by using the straight-line method of depreciation.

          Repairs and maintenance costs are expensed as incurred while additions and betterments are capitalized. The cost and related accumulated depreciation of assets sold or retired are eliminated from the accounts and any gain or losses are reflected in earnings.

     Per Share Data
     --------------
          The primary income (loss) per share was computed on the weighted number of shares of common stock outstanding during the period. Common share equivalents were not included as their inclusion would have been anti-dilutive.

     Income Taxes
     ------------
          The Company has a net operating loss carryover of approximately $134,000 as of September 30, 1996, expiring in 2011.

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
          none issued and outstanding                  $     -
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

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                         Notes to Financial Statements

Note 3 -- Going Concern (continued)
          In January 1996, the Company, under a plan of reorganization was merged into Williston Oil Corporation (Williston). Williston is a publically traded company. It is the intentions of management that the Company will obtain additional capital from a public offering. These factors create an uncertainty about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 -- Related Party Transactions
          During the period July 1, 1994 (date of inception) to September 30, 1996, the stockholder advanced the Company approximately $229,000. There are no stated terms for repayment or interest on this advance.

Note 5 -- Commitments and Contingencies
          The Company leases its facility under a operating lease which expires December 31, 1996. Lease expense for the period July 1, 1994 (date of inception) to September 30, 1995 amounted to $1,575 and $9,500 for the year ended September 30, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

      The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal quarter that ended September 30, 1996.

Liquidity and Capital Resources

      The activities of the Company since its reorganization on January 16, 1996 have been financed by various loans and the sale of securities in private transactions.

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

Results of Operations

      The company's revenues from its date of inception until September 30, 1996 is $83,069.00. However, the company had no revenue for the three months that ended September 30, 1996.

      The management of the company has continued to devote the company's resources to the completion of the clinical laboratory in Englewood Cliffs, New Jersey.

Part II

Item 1.  Legal Proceedings

      The company is unaware of any pending legal proceedings to which the Company is a party or of which any of its assets is the subject. No director, officer or affiliate of the Company, or any associate of any of them, is a party to or has a material interest in any proceeding adverse to the Company.

      There are no existing lawsuits against the Company.

Item 2.  Changes in Securities

      During the fiscal quarter that ended September 30, 1996, the Company did not make any sales of its common stock, $.001 par value, per share.

Item 3.  Defaults Upon Senior Securities

      There were no defaults upon securities of any kind by the Company during the quarter that ended on September 30, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders by the Company for the period that ended on September 30, 1996.

Item 5.  Other Information

      There is no other information that the Company believes is necessary to be included in this report.

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

                                    MEDCO HEALTH CORPORATION


Date: November 26, 1997             By: /s/ FAHIM SAHRAIE
                                       ----------------------------
                                       FAHIM SAHRAIE
                                       President/Director



Date: November 26, 1997             By: /s/ HASHEM SAHRAIE
                                       ----------------------------
                                       HASHEM SAHRAIE
                                       Secretary/Director