Form 10QSB/A
period 1996-12-31
MEDCO HEALTH CORP
filed 1997-11-28
CIK 315904

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X) Amended Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended December 31, 1996.

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

           36, 695,543 Shares of Class A Common Stock, $.001 par value 1,250,000 Shares of Class B. Common Stock, $.001 par value

                  Transitional Small Business Disclosure Format

                                YES ( ) NO (X)

                            MEDCO HEALTH CORPORATION
                      (FORMERLY WILLISTON OIL CORPORATION)

                                TABLE OF CONTENTS

Part I

                                                                            Page

Item 1 - Financial Information

         Medco Health Corporation's Balance Sheets as of 12/31/96 and
         06/30/96                                                            1-2

         Statements of Operations for the three month period that
         ended 12/31/96, the six month period that ended on
         12/31/96, and the period from 07/01/94 to 12/31/96                  3-4

         Statements of Stockholders' Equity                                    5

         Statements of Cash Flows for the period that ended 12/31/96,
         and for the period ended 07/01/94 to 12/31/96                         6

         Notes to Financial Statements                                       7-9

Item 2 - Management's Discussion and Analysis of Financial Condition          10
         and Results of Operations

Part II

Item 1 - Legal Proceedings                                                    10

Item 2 - Changes in Securities                                             10-11

Item 3 - Defaults upon Senior Securities                                      11

Item 4 - Submission of Matter to a Vote of Security Holders                   11

Item 5 - Other Information                                                    11

Item 6 - Exhibits and Reports on Form S-B                                  11-12

Item 1. Financial Statements

        The financial statements of the company, are set forth below:

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                                 Balance Sheets

                                     Assets

                                                December 31, 1996       June 30, 1996
                                                -----------------       -------------
Current assets
 Cash                                               $   1,000               $  52,833
 Accounts receivable, net of allowance for
  doubtful accounts of $60,746                             --                      --
 Deposits on equipment                                     --                  32,000
 Prepaid expenses                                     117,000                  85,000
                                                    ---------               ---------

                                                      118,000                 169,833
                                                    ---------               ---------
 Equipment, at cost, net of accumulated
  depreciation of $17,634-December, 1996 and
  $12,834-June, 1996

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
                                                    =========               =========

                        See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                            Statements of Operations

                                                                              Cumulative
                         Three months                   Six months            Period from
                             ended                         ended             July 1, 1994
                          December 31,                  December 31,            (Date of
                        ----------------            --------------------      Inception) to
                        1995        1996            1995            1996    December 31, 1996
                        ----        ----            ----            ----    -----------------
Revenues              $    --     $    --           $    --       $    --       $ 83,069

Cost of sales             179          --                --            --         16,939
                      -------     -------           -------       -------       --------

Gross profit             (179)         --                --            --         66,130
                      -------     -------           -------       -------       --------

General and
 administrative
 expenses:
 Payroll - officers        --          --                --        32,390         39,890
 Payroll - other           --          --                --         8,000         23,689
 Taxes and licenses       146       1,564               246         4,082          6,382
 Management fees           --       2,850                --         3,925          9,840
 Commission expense     6,737          --            13,871           200          8,600
 Travel                    --          --                --           450          7,324
 Miscellaneous             --         354               750         1,995          2,745
 Bad debt                  --          --                --            --         60,746
 Insurance                 --       5,389               605         8,169         13,457
 Supplies                  --         200               230         2,470          2,470
 Advertising              370          --               396            --          1,844
 Truck and auto
  expenses                124         124               360           870          4,372
 Rent                   1,500       8,750             3,000        11,000         22,075
 Telephone                340         528             1,579           606          7,419
 Utilities                225         300               414           434          2,559
 Repairs and
  maintenance              --          --               138            35            987
 Office expense            98          25               497           219          1,887
 Seminars                  68          --                68            --            648
 Professional fees         --          --             1,000         4,045         11,718
 Depreciation and
  amortization          2,627       2,650             5,254         5,300         19,134
                      -------     -------           -------       -------       --------

                       12,235      22,734            28,408        84,380        247,786
                      -------     -------           -------       -------       --------


                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                            Statements of Operations


Operating loss                (12,414)   (22,734)  (26,510)  (84,180)  (181,656)

Gain (loss) on equipment           --         --        --    59,800     26,172
                             --------   --------  --------  --------  ---------
Loss before provision for
  income taxes                (12,414)   (22,734)  (26,510)  (24,380)  (155,484)

Provision for income taxes         --         --        --        --        827
                             --------   --------  --------  --------  ---------

Net loss                     $(12,414)  $(22,734) $(26,510) $(24,380) $(156,311)
                             ========   ========  ========  ========  =========

Net loss per common share    $     --   $     --  $     --  $     --  $      --
                             ========   ========  ========  ========  =========

                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)


                                Common         Paid in        Retained
                                Stock          Capital        Earnings       Total
                               --------        ---------      --------      ---------

Capital Contribution           $ 37,944        $ (27,944)     $      --     $  10,000
Net loss                             --              --         (42,665)      (42,665)
                               --------        ---------      ---------     ---------
Balance, June 30, 1995           37,944          (27,944)     $ (42,665)      (32,665)
Net loss - June 30, 1996             --               --        (89,266)      (89,266)
Capital contributions               184           91,816             --        92,000
                               --------        ---------      ---------     ---------
Balance - June 30, 1996          38,128           63,872       (131,931)      (29,931)
Net Loss - December 31, 1996         --               --        (24,380)      (24,380)
                               --------        ---------      ---------     ---------
Balance - December 31, 1996    $ 38,128        $  63,872      $(156,311)    $ (54,311)
                               ========        =========      =========     =========


                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                            Statements of Cash Flows

                                                                Cumulative
                                                                Period From
                                               Six Months       July 1, 1994
                                                 Ended           (Date of
                                              December 31,     Inception) to
                                                  1996       December 31, 1996
                                              ------------   -----------------
Operating activities
  Net loss                                     $(24,380)        $(156,311)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
     Depreciation and amortization                5,300            19,134
     Bad debts                                       --            60,746
  Change in assets and liabilities:
     (Increase) decrease in accounts
        receivable                                   --           (60,746)
     (Increase) in prepaid expenses             (32,000)         (117,000)
     Increase in accrued expenses                16,403            19,453
     (Decrease) Increase in income
        taxes payable                                --               405
                                               --------         ---------
Net cash used in operating activities           (34,677)         (234,319)
                                               --------         ---------
Investing activities:
  Organization costs                                 --            (5,000)
  License fees                                       --            (5,005)
  Deposits on equipment                          32,000                --
  Capital expenditures                          (73,171)         (112,097)
                                               --------         ---------
Net cash used in investing activities           (41,171)         (122,102)
                                               --------         ---------
Financing activities:
  Proceeds from stockholder loan                 25,965           455,234
  Repayment of stockholder loan                  (1,950)         (199,813)
  Proceeds from issuance of common stock             --            94,000
  Proceeds from additional paid-in-capital           --             8,000
                                               --------         ---------
Net cash provided by financing activities        24,015           357,421
                                               --------         ---------
Net (decrease) increase in cash                 (51,833)            1,000

Cash - beginning of period                       52,833                --
                                               --------         ---------
Cash - end of period                           $  1,000         $   1,000
                                               ========         =========

Supplemental Disclosure of Cash Flow Information:

  Interest paid                                $     --         $      --
                                               ========         =========
  Income taxes paid                            $     --         $     422
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

      Income Taxes
      ------------
         The Company has a net operating loss carryover of approximately $156,000 as of December 31, 1996, expiring in 2011.

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

                Medco Health Corporation (formerly Medco, Inc.)
                -----------------------------------------------
                         (A Development Stage Company)
                         -----------------------------

                         Notes to Financial Statements


Note 2 -  Capital Stock
          -------------
          The following is a summary of the various classes of capital stock at September 30, 1996:

     Common Stock
     ------------

          Class A - Par value $.001 per share:
           authorized 100,000,000 shares;
           36,878,453 issued and outstanding           $ 36,878

          Class B - Par value $.001 per share:
           authorized 25,000,000 shares;
           1,250,000 issued and outstanding               1,250
                                                       --------
                                                       $ 38,128
                                                       ========

     Preferred Stock
     ---------------

          Par value $.001 per share:
           authorized 25,000,000 shares;
           none issued and outstanding                 $      -
                                                       ========

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

Note 3 -  Going Concern
          -------------
          As shown in the accompanying financial statements, the Company incurred a net cumulative loss of $156,311 during the period July 1, 1994 (date of inception) to December 31, 1996, and as of that date, the Company's total liabilities exceeded its total assets by $54,311.

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

Note 4 - Related Party Transactions
         --------------------------
         During the period July 1, 1994 (date of inception) to December 31, 1996, the stockholder advanced the Company approximately $255,000. There are no stated terms for repayment or interest on this advance.

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

Item 2.  Changes in Securities

         During the fiscal quarter that ended December 31, 1996, the Company made no sales of its common stock, $.001 par value, per share.

Item 3. Defaults Upon Senior Securities

         For the period that ended on December 31, 1996, there was no defaults upon senior securities or securities of any kind by the Company.

Item 4. Submission of Matters to a Vote of Security Holders

         For the period that ended on December 31, 1996, there were no matters submitted to a vote of security holders of the Company.

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

                                             MEDCO HEALTH CORPORATION



Date: November 26, 1997                      By:/s/ FAHIM SAHRAIE
                                                ----------------------------
                                                FAHIM SAHRAIE
                                                President/Director



Date: November 26, 1997                      By:/s/ HASHEM SAHRAIE
                                                ----------------------------
                                                HASHEM SAHRAIE
                                                Secretary/Director