Form 10QSB/A
period 1997-03-31
MEDCO HEALTH CORP
filed 1997-11-28
CIK 315904

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


                                TABLE OF CONTENTS

Part I

                                                                                    Page
                                                                                    ----
Item 1 - Financial Information

      Medco Health Corporation's Balance Sheets as of 12/31/96 and 06/30/96          1-2

      Statements of Operations for the three month period that ended 12/31/96,       3-4
      the six month period that ended on 12/31/96, and the period from
      07/01/94 to 12/31/96

      Statements of Stockholders' Equity                                               5

      Statements of Cash Flows for the period that ended 12/31/96, and for             6
      the period ended 07/01/94 to 12/31/96

      Notes to Financial Statements                                                  7-9

Item 2 - Management's Discussion and Analysis of Financial Condition                  10
      and Results of Operations

Part II

Item 1 - Legal Proceedings                                                            10

Item 2 - Changes in Securities                                                     10-11

Item 3 - Defaults upon Senior Securities                                              11

Item 4 - Submission of Matter to a Vote of Security Holders                           11

Item 5 - Other Information                                                            11

Item 6 - Exhibits and Reports on Form S-B                                          11-12

Item 1. Financial Statements

        The financial statements of the company, are set forth below:

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                                 Balance Sheets

                                     Assets

                                                      March 31, 1997    June 30, 1996
                                                      --------------    -------------
Current assets
  Cash                                                 $ 130,512         $   52,833
  Accounts receivable, net of allowance for
    doubtful accounts of $60,746                              --                 --
  Deposits on equipment                                       --             32,000
  Prepaid expenses                                       117,000             85,000
                                                       ---------         ----------
                                                         247,512            169,833
                                                       ---------         ----------

Equipment, at cost, net of accumulated
  depreciation of $20,034 - 1997 and
  $12,834 - 1996                                         148,613             26,092

Other assets
  Organization costs, net of accumulated
    amortization of $1,750 - 1997 and
    $1,000 - 1996                                          3,250              4,000
  License fees                                             5,005              5,005
                                                       ---------         ----------
                                                           8,255              9,005
                                                       ---------         ----------
                                                       $ 404,380          $ 204,930
                                                       =========         ==========


                  Liability and Stockholder's Equity (Deficit)

Current liabilities
  Accrued expenses                                     $   3,050           $  3,050
  Income taxes payable                                       405                405
                                                       ---------         ----------
                                                           3,455              3,455
                                                       ---------         ----------
Due to stockholder                                       488,966            231,406
                                                       ---------         ----------

Stockholder's equity (deficit)
  Common stock                                            38,228             38,128
  Additional paid-in capital                             163,772             63,872
  Deficit accumulated during the development stage      (290,041)          (131,931)
                                                       ---------         ----------
                                                         (88,041)           (29,931)
                                                       ---------         ----------
                                                        $404,380          $ 204,930
                                                       =========         ==========


                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                -----------------------------------------------
                         (A Development Stage Company)
                         -----------------------------


                            Statements of Operations

                                                                    Cumulative
                                                                    Period from
                                                                   July 1, 1994
                              Three months        Nine Months         (Date of
                                 ended               ended         Inception) to
                                March 31,          March 31,         March 31,
                              ------------        -----------      -------------
                              1996    1997        1996   1997           1997
                              ----    ----        ----   ----           ----
Revenues                    $  458   $   -      $ 3,857  $   -        $ 83,069
Cost of sales                3,961       -        5,462      -          16,939
                            ------   ------     -------  -------      --------
Gross profit                (3,503)      -       (1,605)     -          66,130
                            ------   ------     -------  -------      --------

General and administrative
  expenses:
    Payroll - officers      1,000        -        1,000   32,390        39,890
    Payroll - other         1,050        -        1,050    8,000        23,689
    Taxes and licenses         68     4,620         314    8,702        11,002
    Management fees             -     9,196           -   13,111        19,036
    Commission expense      3,680    28,685      17,551   28,885        37,285
    Travel                  3,969         -       3,969      450         7,324
    Miscellaneous               -       299         750    2,294         3,044
    Bad debt                    -         -           -        -        60,746
    Insurance               1,298     7,064       1,903   15,233        20,521

    Supplies                    -     3,310         230    5,780         5,780
    Advertising               401         -         797        -         1,844
    Truck and auto
      expenses                 56       561         461    1,430         4,932
    Rent                    3,000    32,000       6,000   43,000        54,075
    Telephone               1,317     3,353       2,896    3,959        10,772
    Utilities               1,072       524       1,486      958         3,083
    Repairs and
      maintenance              68         -         206       35           987
    Office expense            136       367         633      588         2,256
    Seminars                    -         -          68        -           648
    Professional fees           -    41,100       1,000   45,145        52,818
    Depreciation and
      amortization          2,627     2,650       7,881    7,950        21,784
                          -------   -------     -------  -------       -------
                           19,742   133,729      48,150  217,910       381,516
                          -------   -------     -------  -------       -------


                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                -----------------------------------------------
                         (A Development Stage Company)
                         -----------------------------

                            Statements of Operations

Operating loss                 (23,245)  (133,729)  (49,755)  (217,910)  (315,386)

Gain (loss) on equipment             -          -         -     59,800     26,172
                              --------  ---------  --------  ---------  ---------
Loss before provision for
 income taxes                  (23,245)  (133,729)  (49,755)  (158,110)  (289,214)

Provision for income taxes           -          -         -          -        827
                              --------  ---------  --------  ---------  ---------
Net loss                      $(23,245) $(133,729) $(49,755) $(158,110) $(290,041)
                              ========  =========  ========  =========  =========
Net loss per common share     $      -  $       -  $      -  $       -  $       -
                              ========  =========  ========  =========  =========

                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)



                               Common       Paid In         Retained
                               Stock        Capital         Earnings       Total
                              --------     ----------      ---------     ----------
Capital contribution          $ 37,944     $ (27,944)      $     -       $  10,000

Net loss                             -             -         (42,665)      (42,665)
                              --------     ---------       ---------     ---------
Balance, June 30, 1995          37,944       (27,944)        (42,665)      (32,665)
Net loss - June 30, 1996                                     (89,266)      (89,266)
Capital contributions              184        91,816               -        92,000
                              --------     ---------       ---------     ---------

Balance, June 30, 1996          38,128        63,872        (131,931)      (29,931)
Capital contributions              100        99,900               -       100,000
Net loss - March 31, 1997            -             -        (158,110)     (158,110)
                              --------     ---------       ---------     ---------

Balance - March 31, 1997      $ 38,228     $ 163,772       $(290,041)    $ (88,041)
                              ========     =========       =========     =========


                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                            Statements of Cash Flows





                                                                Cumulative
                                                               Period from
                                                Nine Months    July 1, 1994
                                                   Ended        (Date of
                                                 March 31,     Inception) to
                                                   1997        March 31, 1997
                                                ----------     --------------


Cash flows from operating activities
 Net loss                                       $(158,110)       $(290,041)
 Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                     7,950           21,784
  Bad debts                                            --           60,746
 Change in assets and liabilities:
  (Increase) in accounts receivable                    --          (60,746)
  (Increase) in prepaid expenses                  (32,000)        (117,000)
  Increase in accrued expenses                         --            3,050
  Increase in income taxes payable                     --              405
                                                ---------        ---------
Net cash used in operating activities            (182,160)        (381,802)
                                                ---------        ---------
Cash flows from investing activities:
 Organization costs                                    --           (5,000)
 License fees                                          --           (5,005)
 Deposits on equipment                             32,000               --
 Capital expenditures                            (129,721)        (168,647)
                                                ---------        ---------
Net cash used in investing activities             (97,721)        (178,652)
                                                ---------        ---------
Cash flows from financing activities:
 Proceeds from stockholder loan                   259,510          688,779
 Repayment of stockholder loan                     (1,950)        (199,813)
 Proceeds from issuance of common stock               100           94,100
 Proceeds from additional paid-in-capital          99,900          107,900
                                                ---------        ---------
Net cash provided by financing activities         357,560          690,966
                                                ---------        ---------
Net increase in cash                               77,679          130,512

Cash -- beginning of period                        52,833               --
                                                ---------        ---------
Cash -- end of period                            $130,512         $130,512
                                                =========        =========

Supplemental Disclosure of Cash Flow Information:

 Interest paid                                   $     --         $     --
                                                ---------        ---------
 Income taxes paid                               $     --         $    422
                                                ---------        ---------


                       See Notes to Financial Statements

                Medco Health Corporation (formerly Medco, Inc.)
                         (A Development Stage Company)

                         Notes to Financial Statements

Note 1 -- Summary of Accounting Policies
          ------------------------------
     Nature of Business
     ------------------
        Medco Health Corporation (formerly Medco, Inc.) (the "Company") was incorporated under the laws of the State of New York on July 1, 1994. The Company's principal business activities have been the marketing and distribution of medical equipment, supplies and health care services.

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

     Income Taxes
     ------------
        The Company has a net operating loss carryover of approximately $290,000 as of September 30, 1996, expiring in 2011.

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


Note 5  - Commitments and Contingencies
          -----------------------------

          The Company leases its facility under an operating lease which expires December 31, 1996. Lease expense for the period July 1, 1994 (date of inception) to September 30, 1995 amounted to $1,575 and $9,500 for the year ended September 30, 1996.

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