Form 10KSB
period 1997-06-30
MEDCO HEALTH CORP
filed 1997-11-28
CIK 315904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] Annual report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934

          For the fiscal year ended June 30, 1997

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                   $142,300.00
              (Issuer's revenues for its most recent fiscal year).


      (Aggregate market value of the voting stock held by non-affiliates of
                                   Registrant)

             40,140,143 SHARES CLASS A COMMON STOCK, $.001 PAR VALUE
             1,250,000 SHARES CLASS B COMMON STOCK, $.001 PAR VALUE
   (Number of shares outstanding of each of the Registrant's classes of common stock, as of August 7, 1997)

      Transitional Small Business Disclosure Format (check one)
      Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
                                   INTO PART I

                  Annual Report on Form 10-K of Registrant for
                          the year ended June 30, 1981

                   Annual Report on Form 10K of Registrant for
                          the year ended June 30, 1996

                   Current Reports on Forms 8-K of Registrant
                               Dated: May 11, 1981
                                  July 1, 1981
                                October 13, 1981
                                October 20, 1981
                                November 16, 1981

                                     PART I

ITEM 1.  BUSINESS


RECENT DEVELOPMENTS

      Since the "reverse acquisition" of its wholly-owned subsidiary, Medco Health Corporation, in January of 1996, the Company's principal business activities were the marketing and distribution of medical equipment and supplies until approximately January of 1997. After January of this year; the Company has concentrated its resources on completing its clinical laboratory. Health care is one of the largest industries in the world and continues to grow as new products, devices, procedures, and techniques are developed. According to industry estimates, the physician office site segment of the health care industry represents a $6.6 billion market estimated to be growing at 8% to 12% annually. The Company intends to extend its operations to include the establishment and operation of a clinical laboratory and a diagnostic imaging facility. To accomplish the foregoing, the Company will require additional funding in an approximate amount of $3,500,000, which it intends to raise by means of secured loans from banks and other lending institutions. The Company currently has commitments from DVI Capital for a $1,185,000 loan, from Toshiba for a $935,000 loan, and from Pan Asian Bank for a $270,000 loan. There can be no assurance that the Company will, in fact, be able to raise the additional financing required and actually expand its operations as contemplated. While such proposed activities are discussed in this report, there can be no assurance that the Company will, in fact, be successful in establishing and commencing operation of either of its proposed new businesses. A failure on the part of the Company to raise at least $3,500,000 in additional financing will have a material adverse effect upon its financial position and prospects and its ability to continue in business. The Company's existing medical equipment and supplies business and its proposed clinical laboratory and diagnostic imaging businesses are discussed separately, below.

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


EXISTING AND PROPOSED BUSINESS OPERATIONS

MARKETING AND DISTRIBUTION
   OF MEDICAL EQUIPMENT AND SUPPLIES

OVERVIEW

      The Company was engaged in the business of marketing and distributing medical equipment and supplies and is currently engaged in the business of services for the clinical laboratory and radiology. The Company sold a broad range of medical supplies which included over 500 items in stock, such as various types and sizes of paper goods, needles and syringes, gauze and wound dressings, sutures, latex gloves, orthopedic soft goods and casting products, wood tongue blades and applicators, sterilization and intravenous solutions, and specimen containers. Its equipment lines included X-Ray machines, scales, blood chemistry analyzers, examination tables and furniture, electrocardiograph monitors, cardiac stress systems, holter monitors, as well as sophisticated diagnostic equipment. The Company ceased selling medical supplies and equipment in approximately January of 1997, except for the sale of one EKG and Stress Testing Machine. This was due to the length of time required to collect its receivable. Since January of 1997, the Company had devoted its resources to establishing a clinical laboratory in Englewood Cliffs, New Jersey.

PRODUCTS AND DELIVERY

      The Company has since January of 1997 devoted its resources to establishing a clinical laboratory. Once the laboratory is complete, the Company will provide a full range of laboratory testing services.

      The Company distributed over 500 different products manufactured by approximately 200 manufacturers. The Company in the past experienced difficulty maintaining good relations with its vendors because its limited financial resources prevent it from paying its bills on a timely basis. Also, there was a great time log in collecting its accounts receivable from the Company's medical supply business. Thus, since January of 1997, the Company ceased selling medical supplies and equipment except for the sale of one machine.


SALES AND MARKETING

      During the fiscal year ended June 30, 1997, all of the Company's revenues came from the sale of medical equipment specifically the Company sold one EKG and Stress Testing Machine.


CUSTOMERS

      During the fiscal year ended June 30, 1997, the Company's customer for the sale of the EKG and Stress Testing Machine was New Jersey Medical Group in Fort Lee, New Jersey.


PROPOSED ESTABLISHMENT AND OPERATION OF
   A CLINICAL LABORATORY AND DIAGNOSTIC IMAGING FACILITY.


OVERVIEW

      The Company intends to establish and operate a clinical laboratory and diagnostic imaging facility in northern New Jersey. It has entered into a twenty-year lease with Ferolie Realty Associates, L.L.C., for the premises located at 532 Sylvan Avenue, Englewood Cliffs, New Jersey 07632. The said premises consist of an entire office building comprising 8,000 square feet, together with the underlying land and parking area which include parking spaces for twenty-seven vehicles (See Item 2-Properties and Equipment). The Company has renovated the premises in order to establish a clinical laboratory and a diagnostic imaging facility.

      The Company estimates that it will cost approximately $3,500,000 to complete the renovations to the premises and purchase the necessary equipment for both the diagnostic imaging and clinical laboratory facilities. The Company intends to borrow the funds it requires from various financial institutions through secured loan agreements. To date, the Company has secured commitments for the necessary loans from DVI Capital, Toshiba and Pan Asian Bank. The Company cannot give any assurance that it will be able to obtain additional commitments to complete the renovations and purchase the equipment.

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


PROPOSED OPERATING STRATEGY

      If the Company is successful in raising the additional financing to develop and establish a clinical laboratory facility, and is able to commence operation thereof, its primary goal will be to become a leading regional provider of high quality, cost-efficient clinical laboratory testing services to a diversified group of clients and payer sources. While there can be no assurance that the Company will raise the additional financing to implement any of the following strategies, should it do so, it intends to:

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

      Deliver Quality Services at Competitive Prices. The Company intends to strive to provide quality testing services in a cost-effective manner at competitive prices. The Company acknowledges however that as a new facility, it will be at a disadvantage insofar as developing a high enough value of test procedures to realize volume/cost savings. It notes however that in the event that it raises the required financing, it has budgeted approximately $3,000,000 for the purchase of the most advanced state-of-the-art automated testing equipment and management information systems. It intends to retain experienced, high quality sales and technical personnel.

PROPOSED LABORATORY TESTING SERVICES

         The Company intends to offer clinical laboratory tests which measure the levels of chemical and cellular components in human body fluids and tissue. Such tests include procedures in the areas of blood chemistry, hematology, urine chemistry, immunology, virology, serology, histology, microbiology, endocrinology and cytology. Management believes that the great bulk of revenues from its proposed clinical laboratory operations will be generated by commonly ordered individual tests such as red and white blood cell counts, PAP smears, and procedures for the measurement of blood glucose levels and the determination of the existence of pregnancy.

      Management believes that there are approximately 1,250 tests available in the industry today, of which approximately 50% are generally considered to be routine. Such routine tests include, among others, tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and a general health screen that measures several important body health parameters. Many of the tests which fall into the "routine" category require sophisticated, computerized laboratory testing equipment and experienced and knowledgeable technicians. Management believes that initially the Company will have the facilities and personnel to perform approximately 50% of such tests and that by three months it will be able to perform at least 95% of such tests. Given the financial and personnel resources required, however, there can be no assurance at this time that the Company will be able to process such a high percentage of even routine tests upon commencement of its clinical laboratory operations, if such commencement actually occurs.


PROPOSED CLINICAL LABORATORY OPERATIONS

      The Company has formulated a plan of operations for the clinical laboratory. The plan of operations includes, among other things, the delivery or pick-up of samples, the delivery of test results, the maintenance of records of tests results, billing procedures, and storage of patient records. However, the Company can give no assurance that it will be able to obtain the additional financing, and therefore, proceed with the foregoing objectives.


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

      Given the advantages possessed by its potential competitors in this field, the Company is unable to state whether it will be able to raise the additional financing required to establish its own clinical laboratory facility and commence its operation or, in the event that it is able to do so, whether it will be able to compete successfully in this field so as to become profitable.

DIAGNOSTIC IMAGING FACILITY


      PROPOSED ESTABLISHMENT AND OPERATION

      The Company plans to establish and operate a facility which would provide diagnostic imaging services, on an outpatient basis, for physicians, managed care providers, and hospitals. These services would include magnetic resonance imaging ("MRI"), computed tomography ("CT"), nuclear medicine, and ultrasound as well as X-Ray imaging.

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

           The Company has formulated a plan of operations for the diagnostic imaging facility. The plan of operations, includes, among other things, the taking of tests, the delivery of test results, the maintenance of records of tests results, billing procedures, and storage of patient records.

      The Company will attempt to select equipment that will remain commercially viable for the duration of its financing term. Technology, however, as it relates to MRI and CT has advanced, and may continue to advance rapidly. This will subject the Company's equipment to the risk of obsolescence and deterioration of fair market value.

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

      It is the Company's intention to develop high standards for its clinical testing and radiology operations . To do so, it intends to establish a quality assurance program to govern all aspects of its test procedures. The goal of such program will be to ensure that specimens are collected and transported properly, tests are performed accurately and thoroughly, and all information respecting the client, patient and test results are reported, billed and filed correctly. Normally, clinical laboratory quality assurance programs include testing of specimens of known concentration or reactivity in order to ensure accuracy and precision of test results, routine checks and preventive maintenance of laboratory testing and radiology equipment, and administration of proficiency tests intended to ensure that only qualified personnel perform testing.

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

      If the Company is successful in enlisting such customers, it will receive payment for its services directly from them as well as from patients and third-party payers such as insurance companies, Medicare, and Medicaid. At this time, the Company is unable to predict the percentage of Medicare/Medicaid/Private Insurers.

      Important factors in determining the profitability of any clinical laboratory and diagnostic imaging facility include but are not limited to: (i) the percentage of its net revenues billed at wholesale rates; (ii) regulatory requirements; and (iii) cost-containment efforts on the part of payers. In existing clinical laboratory operations, fees for clinical laboratory testing services rendered for physicians are typically charged on a fee-per-test basis and are billed to the physician, directly to the patient, to an HMO, or to Medicare or Medicaid. In existing diagnostic imaging facilities, fees for tests are typically charged on a fee-per-test basis or in some instances on the number of images taken, such as x-rays. Typically, if the patient is billed directly, laboratories and imaging facilities will charge their own "patient" (or "retail") fees. When the physician is billed, laboratories and imaging facilities typically make such billings at discounts from their retail fee schedules. Third-party payers generally reimburse clinical laboratories and diagnostic imaging facilities in accordance with their own fee schedules. Third party payer reimbursement schedules normally reflect prices which are lower than the laboratory's and imaging facility's own retail fee schedule. Once the Company is successful in establishing a clinical laboratory and a diagnostic imaging facility and commencing operations thereof, it will endeavor to market its testing services principally to doctors, hospitals and clinics and it believes that if it is successful in enlisting such customers it will be profitable within approximately 6 months. There can however be no assurance at this time that the Company will be able to achieve any of the foregoing.


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

      Fees for laboratory testing and diagnostic imaging services to be reimbursed by Medicare or Medicaid are required to be billed to Medicare or Medicaid directly and the provider is required to accept Medicare or Medicaid reimbursement as payment in full. In 1984, Congress established a reimbursement fee schedule for clinical laboratory testing and diagnostic imaging performed for Medicare beneficiaries (excluding hospital in-patients). Over the years, Medicare has reduced its reimbursement rates, from 115% of the nationwide median of local fee schedule rates for each test in 1986 to 100% in 1996. Such reductions in Medicare reimbursement rates have been offset to some extent by increases in both the national cap and local fee schedules tied to the Consumer Price Index ("CPI"). However, laboratory fee increases tied to the CPI were limited to 2% for each of the years 1991, 1992 and 1993, and were eliminated entirely for fiscal 1994 and 1995, only to be reinstated for 1996 and 1997. The effect of reduced reimbursement rates on revenues from the Company's proposed clinical laboratory operations could be significant.


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


Protection of Workers.

      Pursuant to the Federal Occupational Safety and Health Act, laboratories have a general duty to provide a workplace to their employees that is safe from hazard. Over the past years, the Occupational Safety and Health Administration ("OSHA") has issued rules relevant to certain hazards that are found in the laboratory and in the diagnostic imaging facility. In addition, OSHA has adopted regulations applicable to protection of workers from blood-borne pathogens. Failure to comply with any final standard relating to blood-borne pathogens, other applicable OSHA rules or with the general duty to provide a safe workplace could subject an employer, including a laboratory employer, to substantial fines and penalties. The storage, use and disposal of radioactive materials in nuclear medicine is subject to regulation by Federal and State governmental authorities, including the United States Food and Drug Administration, the Department of Health and Human Services, the Health Care Finance Administration ("HCFA"), and the Nuclear Regulatory Commission ("NRC").



GOVERNMENT REGULATION

      The operation of a clinical laboratory and diagnostic imaging business is subject to complex federal and state regulation and the governmental and third-party payer reimbursement system for clinical laboratory and diagnostic imaging services is complex and subject to variances among payers and to variances in interpretation of billing regulations and guidelines. The Company intends its initial clinical laboratory and diagnostic imaging operations to be conducted in the State of New Jersey, it will therefore be subject to all applicable federal and New Jersey state regulations. To the extent that the Company's proposed clinical laboratory and diagnostic imaging businesses operate in any other state, such operations will be subject to the additional regulations thereof. The Company intends, in the event that it is successful in establishing a clinical laboratory and a diagnostic imaging facility and commencing the operations thereof, to engage special health care counsel to assist it in developing a compliance program meeting the requirements of the applicable federal and state guidelines. Some applicable regulations will include, but not be limited to the following:

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


DISCONTINUED OIL AND GAS DRILLING BUSINESS

      From its inception in July of 1971 until March 1, 1983, the Company was in the business of drilling wells for the production of natural gas, and to a lesser extent, oil and other hydrocarbon substances in the United States, primarily in the State of Ohio and, to a lesser degree, in Kansas. In most instances, the Company performed services as the operating company or as the drilling contractor in gas and oil drilling activities, while other parties furnished funds for the drilling of the wells, primarily in the form of limited partnerships in which the Company was the general partner. Typically, the wells drilled, if productive, were operated by the Company. The Company carried on the foregoing business activities through three wholly-owned subsidiaries, Williston Drilling, Inc., Hydrocarbons Management, Inc., and Williston Pipeline Corporation. A fourth wholly-owned subsidiary, Futura Fuels, Inc. ("Futura") was the lessee of certain coal rights in Bell County, Kentucky. The last annual report on Form 10-K filed by the Company prior to the filing of this report, was for the fiscal year ended June 30, 1981 (the "1981 10-K"). The discussion of the Company's business contained in Item 1 thereof, under the subtitle "Oil and Gas Business", indicates that Futura had subleased part of its coal rights, that its lessor had attempted to cancel its lease, and that its subleasee had given notice of its intent to exercise its option to re-sell its sublease back to Futura. At the time the 1981 10-K was filed, Futura was in litigation with the lessor in an attempt to re-establish its position as lessee. The defendant lessor filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy code and, unable to regain possession of the coal rights in issue, the Company eventually (in 1993) dropped the claim. As a result of the Company's inability to re-establish itself as lessee of the said coal mining rights, the Company's subleasee brought a successful action against the Company which resulted in a judgment against the Company in the amount of $250,000.

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


 CHANGES IN CONTROL OF THE COMPANY

      Upon its emergence from Chapter 7 bankruptcy proceedings, as described above, the Company had no assets or business operations. All other officers and directors having resigned their positions prior to the Company's emergence from bankruptcy proceedings, Dr. Joseph Territo was the Company's sole officer and director. Commencing at that time, the Company's business plan was to seek one or more potential business combinations that might merit the Company's involvement. As a result of its complete lack of financial, managerial and other resources, however, the number of promising potential businesses that were available to the Company were extremely limited.

      On August 14, 1995, Dr. Territo resigned his positions as sole officer and director of the Company and Lorenzo Damiano filled the vacancies created by such resignations. As sole director, Mr. Damiano increased the number of members of the Company's board of directors to two and appointed Evelyn Figueroa to fill the vacancy created thereby. Ms. Figueroa was also appointed to the position of Secretary of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company submitted no matter to a vote of its security holders during its fiscal year ended June 30, 1997.



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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal year ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

      The activities of the Company since its inception on July 1, 1994 until the present have been financed by sources other than operations. Such financing was principally provided by various bank loans and the sale of securities in private transactions.

      In August of 1997, the Company borrowed $270,000.00 from Pan Asian Bank in Fort Lee, New Jersey. This loan was secured by the personal residence of the President and majority stockholder, Fahim Sahraie. The proceeds were used for renovations at 532 Sylvan Avenue, Englewood Cliffs, New Jersey, and for the purchase of the medical equipment for the clinical laboratory.

      During the fiscal year that ended on June 30, 1997, the Company sold 205,000 shares of common stock, at various prices, for a total of $205,000.00. This money was used to finance operations, complete the renovations, and the purchase of the equipment for the laboratory.

RESULTS OF OPERATIONS

      The Company did not engage in significant business activities and its revenues from operations during the proceeding fiscal year totaled $142,300.00. The source of the Company's revenues was from the sale of laboratory equipment.

      The Company has continued to devote its resources to activities connected with completing the clinical laboratory in Englewood Cliffs, New Jersey.

      Since its inception in July of 1994, the Company has incurred a commutative net loss of $420,000.00. This was primarily due to pay consultant fees of approximately $81,000.00; for rent of $82,000.00; professional fees of $87,000.00; and employee salaries of $58,000.00.

ITEM 7.  FINANCIAL STATEMENTS

          The financial statements of the Company, required to be included in this Report pursuant to Item 310(a) of Regulation S-B, are set forth below:

                          Independent Auditors' Report



Board of Directors
Medco Health Corporation (formerly Medco, Inc.)

We have audited the accompanying balance sheets of Medco Health Corporation (formerly Medco, Inc.) (a development stage company) as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1997 and 1996 and for the cumulative period July 1, 1994 (date of inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medco Health Corporation (formerly Medco, Inc.) (a development stage company) at June 30, 1997 and 1996, and the results of their operations, and their cash flows for the years ended June 30, 1997 and 1996 and for the cumulative period from July 1, 1994 (date of inception) to June 30, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net cumulative loss of $424,280 for the period July 1, 1994 (date of inception) to June 30, 1997, and as of that date, had a net worth deficiency of $115,473. As discussed in Note 4 the Company is still in the development stage and it cannot be determined at this time if the Company will obtain sufficient capital to begin planned principal operations. The Company's uncertainty as to its productivity and its ability to raise sufficient capital raise substantial doubt about the entity's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   Nevoso, Pivirotto, Pinkham & Foster,
                                   Certified Public Accountants, LLC.

November 24, 1997
Fairfield, New Jersey

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets

                                     Assets

                                                                June 30, 1997 June 30,1996
                                                                ------------- ------------
Current assets
   Cash                                                           $   8,720     $  52,833
   Accounts receivable, net of allowance for
    doubtful accounts of $60,746 in 1997 and 1996                        --            --
   Deposits on equipment                                             20,000        32,000
   Prepaid expenses                                                  80,000        85,000
                                                                  ---------     ---------

                                                                    108,720       169,833
                                                                  ---------     ---------
Equipment, at cost, net of accumulated
   depreciation of $48,448 - 1997 and
   $12,834 - 1996                                                   235,189        26,092
                                                                  ---------     ---------

Other assets
   Organization costs, net of accumulated
    amortization of $2,000 - 1997 and
    $1,000 - 1996                                                     3,000         4,000
   License fees                                                       5,005         5,005
                                                                  ---------     ---------

                                                                      8,005         9,005
                                                                  ---------     ---------

                                                                  $ 351,914     $ 204,930
                                                                  =========     =========

                  Liability and Stockholders' Equity (Deficit)

Current liabilities
   Current maturities of long-term debt                           $   6,782     $      --
   Accrued expenses                                                  25,000         3,050
   Income taxes payable                                                  --           405
                                                                  ---------     ---------

                                                                     31,782         3,455
                                                                  ---------     ---------

Long-term debt, net of current maturities                            34,710            --
                                                                  ---------     ---------

Due to stockholder                                                  400,895       231,406
                                                                  ---------     ---------

Stockholders' equity (deficit)
   Common stock                                                      40,140        38,128
   Additional paid-in capital                                       268,667        63,872
   Deficit accumulated during the development stage                (424,280)     (131,931)
                                                                  ---------     ---------

                                                                   (115,473)      (29,931)
                                                                  ---------     ---------
                                                                  $ 351,914     $ 204,930
                                                                  =========     =========

                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                             Statements of Operation                          Cumulative
                                                                             Period from
                                                                            July 1, 1994
                                                                                (Date of
                                                Year ended  June 30,       Inception) to
                                               1997             1996       June 30, 1997
                                          -----------------------------    -------------
Revenues                                  $    142,300     $     64,583     $    225,369
Cost of sales                                   82,500           11,611           99,439
                                          ------------     ------------     ------------
Gross profit                                    59,800           52,972          125,930
                                          ------------     ------------     ------------
General and administrative expenses:
    Payroll - officers                          32,390            7,500           39,890
    Payroll - other                              8,467            9,225           17,692
    Taxes and licenses                           2,417            2,300            4,717
    Real estate taxes                           11,304               --           11,304
    Management fees                                 --            5,925            5,925
    Commission expense                              --            8,400            8,400
    Travel                                       8,488            6,874           15,362
    Miscellaneous                                2,695              750            3,445
    Bad debt                                        --           60,746           60,746
    Insurance                                   22,591            4,064           27,879

    Outside services                            64,088               --           70,552
    Supplies                                     5,400               --            5,400
    Advertising                                     --            1,696            1,844
    Truck and auto expenses                      7,001            1,188           10,503
    Rent                                        45,550            9,500           56,625
    Telephone                                    4,655            3,917           11,468
    Utilities                                    3,266            1,740            5,391
    Repairs and maintenance                        241              591            1,193
    Office expense                               2,887            1,190            4,555
    Seminars                                        --               68              648
    Professional fees                           74,095            5,650           81,768
    Depreciation and amortization               36,614           10,509           50,448
                                          ------------     ------------     ------------
                                               332,149          141,833          495,755
                                          ------------     ------------     ------------
Operating loss                                (272,349)         (88,861)        (369,825)
                                          ------------     ------------     ------------
Other income (expense)
    Interest expense                           (20,000)              --          (20,000)
    Loss on equipment                               --               --          (33,628)
                                          ------------     ------------     ------------
                                               (20,000)              --          (53,628)
                                          ------------     ------------     ------------

Loss before provision for income taxes        (292,349)         (88,861)        (423,453)

Provision for income taxes                          --              405              827
                                          ------------     ------------     ------------
Net loss                                  $   (292,349)    $    (89,266)    $   (424,280)
                                          ============     ============     ============

Net loss per common share                 $       (.01)    $         --     $       (.01)
                                          ============     ============     ============

Weighted average shares of
    common stock outstanding                39,023,708       38,017,913       38,986,977
                                          ============     ============     ============

                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)


                             Common       Paid in       Retained
                              Stock       Capital       Earnings       Total
                            ---------    ---------     ---------     ---------
Capital contribution        $  37,944    $ (27,944)    $      --     $  10,000

Net loss                           --           --       (42,665)      (42,665)
                            ---------    ---------     ---------     ---------

Balance, June 30, 1995         37,944      (27,944)      (42,665)      (32,665)

Net loss - June 30, 1996           --           --       (89,266)      (89,266)

Capital contributions             184       91,816            --        92,000
                            ---------    ---------     ---------     ---------

Balance - June 30, 1996        38,128       63,872      (131,931)      (29,931)

Capital contributions           2,012      204,795            --       206,807

Net loss - June 30, 1997           --           --      (292,349)     (292,349)
                            ---------    ---------     ---------     ---------

Balance - June 30, 1997     $  40,140    $ 268,667     $(424,280)    $(115,473)
                            =========    =========     =========     =========

                        See Notes to Financial Statements

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Cash Flows                              Cumulative
                                                                                 Period from
                                                                                July 1, 1994
                                                                                    (Date of
                                                      Year ended June 30,      Inception) to
                                                       1997          1996      June 30, 1997
                                                     ---------     ---------   -------------
Cash flows from operating
activities
   Net loss                                          $(292,349)    $ (89,266)    $(424,280)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation and amortization                     36,614        10,509        50,448
      Bad debts                                             --            --        60,746
   Change in assets and liabilities:
      (Increase) in accounts receivable                     --         1,922       (60,746)
      (Increase) decrease in prepaid expenses            5,000       (85,000)      (80,000)
      Increase in accrued expenses                      21,950         1,425        25,000
      Increase in income taxes payable                    (405)          (16)           --
                                                     ---------     ---------     ---------

Net cash used in operating activities                 (229,190)     (160,426)     (428,832)
                                                     ---------     ---------     ---------
Cash flows from investing activities:
   Organization costs                                       --        (5,000)       (5,000)
   License fees                                             --        (5,005)       (5,005)
   Deposits on equipment                                12,000       (32,000)      (20,000)
   Capital expenditures                               (203,219)      (20,957)     (242,145)
                                                     ---------     ---------     ---------

Net cash used in investing activities                 (191,219)      (62,962)     (272,150)
                                                     ---------     ---------     ---------

Cash flows from financing activities:
   Proceeds from stockholder loan                      511,246       379,440       940,515
   Repayment of stockholder loan                      (341,757)     (196,738)     (539,620)
   Proceeds from issuance of common stock              206,807        92,000       300,807
   Proceeds from additional paid-in-capital                 --            --         8,000
                                                     ---------     ---------     ---------

Net cash provided by financing activities              376,296       274,702       709,702
                                                     ---------     ---------     ---------

Net (decrease) increase in cash                        (44,113)       51,314         8,720

Cash - beginning of period                              52,833         1,519            --
                                                     ---------     ---------     ---------
Cash - end of period                                 $   8,720     $  52,833     $   8,720
                                                     =========     =========     =========

Supplemental Disclosure of Cash Flow Information:

   Interest paid                                     $  20,000     $      --     $  20,000
                                                     =========     =========     =========

   Income taxes paid                                 $      --     $      --     $     422
                                                     =========     =========     =========

Supplemental Schedule of Non-Cash Investing and
Financing Activities:
   Debt Incurred to Purchase Equipment               $  41,492     $      --     $  41,492
                                                     ---------     ---------     ---------

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

         Use of Estimates

         Management uses estimates and assumptions in preparing the financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

         Organization Costs

         Organization costs are amortized on a straight-line basis over five years. Amortization expense for the year ended June 30, 1997 and 1996 was $1,000 for each year.

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

         Income Taxes

         The Company has a net operating loss carryover of approximately $420,000 as of June 30, 1997, expiring through 2012.

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                          Notes to Financial Statements

Note 1 - Summary of Accounting Policies (continued)

         Income Taxes (continued)

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

Note 2 - Long-Term Debt

         Note payable in equal monthly installments of $875 including interest at the rate of 9.66%; final payment due June 2002, collateralized by a vehicle with an undepreciated cost of approximately $51,600

                                                              $   41,492

         Less: current maturities                                  6,782
                                                              ----------
         Long-term debt                                       $   34,710
                                                              ==========

         The aggregate amount of debt maturing during the next five is as follows:

                                        1998                    $    6,782
                                        1999                    $    7,471
                                        2000                    $    8,221
                                        2001                    $    9,052
                                        2002                    $    9,966
                                                                ----------
                                                                $   41,492
                                                                ----------

Note 3 - Capital Stock

         The following is a summary of the various classes of capital stock at June 30, 1997:

            Common Stock
            Class A - Par value $.001 per share:
             authorized 100,000,000 shares;
             36,978,453 issued and outstanding               $    38,890

            Class B - Par value $.001 per share:
             authorized 25,000,000 shares;
             1,250,000 issued and outstanding                      1,250
                                                             -----------

                                                             $    40,140
                                                             ===========

            Preferred Stock Par value $.001 per share:
             authorized 25,000,000 shares;
             none issued and outstanding                     $        --
                                                             ===========

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


Note 3 - Capital Stock (continued)

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

Note 4 - Going Concern

         As shown in the accompanying financial statements, the Company incurred a net cumulative loss of $424,280 during the period July 1, 1994 (date of inception) to June 30, 1997, and as of that date, the Company's total liabilities exceeded its total assets by $115,473.

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

Note 5 - Related Party Transactions

         During the period July 1, 1994 (date of inception) to June 30, 1997, the stockholder advanced the Company approximately $400,000. There are no stated terms for repayment and interest is calculated at 7%.

Note 6 - Commitments and Contingencies

         The Company leases its facility under a operating lease which expires June 30, 2016. The lease provides for monthly payments of $8,000 through June 2001. Afterwards the rent will be increased by the increase in the consumer price index. The minimum future rental payments under this lease are as follows:

                                                    June 30              Amount
                                                    -------              ------
                                                    1998                  96,000
                                                    1999                  96,000
                                                    2000                  96,000
                                                    2001                  96,000
                                                    2002               1,344,000
                                                                       ---------
                                                  Thereafter           1,824,000
                                                                       ---------

         In addition the Company has entered into a contract for approximately $422,000 to have the new facilities constructed to accommodate the operations of the Company.



Note 7 - Subsequent Event

         Subsequent to year end the Company obtained additional financing in the amount of $270,000. This loan is secured by the personal residence of the majority stockholder and is payable in the amount of $4,500 per month plus interest at the rate of prime plus 1% through 2002.

ITEM 8.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS

     The following sets forth the names and ages of all directors and executive officers of the Company and the date when each director was appointed, and all positions and offices in the Company held by each. Each director will hold office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

                                                           DATE
                                                  OTHER OFFICES APPOINTED
     NAME         AGE            HELD                    DIRECTOR
--------------    ---         ----------                ----------
Fahim Sahraie     37        President, CEO           January 16, 1996

Hashem Sahraie    63        Vice President,          January 16, 1996
                              Secretary,
                              Treasurer

Lynn Yakimik      34        Vice President           September 1, 1997
                          Sales and Marketing

Saboor Sahraie    46     No executive Position       January 16, 1996


FAMILY RELATIONSHIPS

      Fahim and Saboor Sahraie are brothers and Hashem Sahraie is their father.

BUSINESS EXPERIENCE

     The following summarizes the occupation and business experience during the past five years for each director, executive officer, and significant employee of the Company:

      FAHIM SAHRAIE. Mr. Fahim Sahraie has served as president and a director of the Company since 1996. He has served as president of Medco Health Corporation from December, 1988 to January, 1996. From January 1986 through January 1988, he worked for New York Scientific, Inc. as a Sales Representative where his responsibilities included the sales of microscopes, video equipment and imaging systems to hospitals, universities and private companies in the New York metropolitan area. From February, 1988 through June, 1993, Mr. Sahraie worked as a Sales Representative for Curtis Matheson Scientific, Inc., where his responsibilities included the sales of instruments, reagents and supplies to hospitals and laboratories in the New York Metropolitan area. Mr. Sahraie holds a Bachelor's degree in Biology and Chemistry from Rutgers University, which he received in 1982 and a Masters degree in Virology from Columbia University, which he received in 1986. He is the author of three articles which are published in the Journal of Clinical Microbiology, New England Journal of Medicine, and the Pediatric Infectious Diseases Journal.

     HASHEM SAHRAIE. Hashem Sahraie has served as vice president and secretary of the Company since 1996. From December of 1988 to January 1996, Mr. Sahraie was vice president and secretary of Medco Health Corporation. Hashem Sahraie worked for the U.S. Department of State at the American Embassy in Afghanistan. Mr. Sahraie has also taught in the fields of psychology and counseling at Kabul University of Afghanistan, as well as psychotherapy and counseling at City University of New York.

      Hashem Sahraie received a B.A. in Philosophy in 1955 from Habibia College, Afghanistan. He received a LL Degree in Public Administration in 1964 from Kabul University, Afghanistan. Mr. Sahraie received a Master of Arts in Counseling Psychology in 1967 from Columbia University and a Doctor of Education in Counseling and Psychotherapy in 1975 from Columbia.

     LYNN YAKIMIK. Lynn Yakimik has served as Vice-President of Sales and Marketing since September 1, 1997. From 1988 to 1996, Ms. Yakimik was a Sales Representative for Curtis Matheson Scientific.

      Ms. Yakimik received a Bachelor of Science Degree, with a major in Bio-Chemistry, from Fairleigh Dickinson University in 1982

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

      The following table sets forth information concerning the annual compensation received or accrued for services, provided in all capacities, to the Company for the years ended June 30, 1996 and 1997 by all individuals who served as the Company's chief executive officer during the fiscal year ended June 30, 1997 and by the most highly compensated executive officer, other than the chief executive officer, who was serving as an executive officer at the end of the fiscal year ended June 30, 1997. No other officer of the Company earned more than $100,000 during such fiscal year.



                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION
              NAME AND                         ---------------------
         PRINCIPAL POSITION               YEAR              SALARY
                                                             ($)
                (a)                        (b)               (c)

      CEO   Lorenzo Damiano               1996          $      0.00
      President and Director

      CEO   Fahim Sahraie                 1997          $113,000.00
      President and Director



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


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

      The following table sets forth information as of August 7, 1997, with respect to the persons known to the Company to be the beneficial owners of more than 5% of the Class A Common Stock, $.001 par value and of Class B Common Stock, $.001 par value of the Company. The Company has no shares of any other class issued or outstanding.



TITLE         NAME AND         AMOUNT AND
OF            ADDRESS OF       NATURE OF        PERCENT OF CLASS
              BENEFICIAL       BENEFICIAL
              OWNER            OWNER


President/    Fahim Sahraie    24,000,000    59.7905% of Class A
Director

President/    Fahim Sahraie     1,250,000    100% of Class B
Director


SECURITY OWNERSHIP OF MANAGEMENT


      The following table sets forth information as of August 7, 1997, with respect to the beneficial ownership of the Class A common stock, $.001 par value and Class B common stock, $.001 of the Company by each of the executive officers and directors of the Company and by all executive officers and directors as a group:

TITLE                   NAME AND                 AMOUNT AND
OF                      ADDRESS OF               NATURE OF     PERCENT OF CLASS
                        BENEFICIAL               BENEFICIAL
                        OWNER                    OWNER
President/              Fahim Sahraie            24,000,000    59.7905% of Class A
Director

Vice President/         Hashem Sahraie               10,000    .0002491% of Class A
Secretary/
Treasurer

Vice President          Lynn Yakimik                 10,000    .0002491% of Class A

No executive            Saboor Sahraie               10,000    .0002491% of Class A
position

All executive                                    24,020,000    60.2887% of Class A
Officers & Directors
as a Group

-------------------------------------------------------------------------------

ALL EXECUTIVE OFFICERS AND DIRECTORS AS A GROUP

President/                Fahim Sahraie    1,250,000    100% of Class B
Director

All Executive Officers
& Directors as a Group                     1,250,000    100% of Class B


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



ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS

      The financial statements filed as a part of this report are as follows:

      Consolidated Balance Sheet - June 30, 1997

      Consolidated Statements of Operations for the years ended June 30, 1995 and 1996, and cumulative for the period from inception (July 15, 1987) to June 30, 1997

      Consolidated Statements of Owners' Equity (Deficit) as at July 15, 1987 and June 30, 1988 - 1997

      Consolidated Statements of Cash Flows for the years ended June 30, 1994 and 1995 and cumulative for the period from inception (July 15,1987) to June 30, 1997


FINANCIAL STATEMENT SCHEDULES

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

EXHIBITS

      The exhibits filed as a part of this Report or incorporated herein by reference are as follows:

                                                        Exhibits Incorporated
                                                        Herein By Reference,
                                                        Exhibit No. As Filed
                                                                With
                                                         Document Indicated
                                                         ------------------

      1. (a) Agreement and Plan of Reorganization by and among Williston Oil Corporation, Sun Capital Corporation and Medco Health Corporation and Fahim Sahraie dated January 16, 1996.

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

                            MEDCO HEALTH CORPORATION

                            By /s/ Fahim Sahraie
                               -----------------------------
                               Fahim Sahraie, President

                            Date:         11/26             , 1997
                                  --------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   SIGNATURES                           TITLE                   DATE

PRINCIPAL EXECUTIVE OFFICER:

/s/  Fahim Sahraie
----------------------------
 Fahim Sahraie                        President              11/26        , 1997
                                                      --------------------

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Hashem Sahraie
----------------------------
Hashem Sahraie                        Treasurer              11/26        , 1997
                                                      --------------------





A MAJORITY OF THE BOARD OF DIRECTORS:

/s/ Fahim Sahraie
-----------------------------
Fahim Sahraie                         Director               11/26        , 1997
                                                      --------------------

/s/ Hashem Sahraie
------------------------------
Hashem Sahraie                        Director               11/26        , 1997
                                                      --------------------


                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(D) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

                                      No annual report or proxy materials
have been sent to security-holders during the fiscal year ended June 30, 1997 or the subsequent interim period and, as at the date hereof, no plans exist for the furnishing of such report or materials subsequent to the filing of this Report.

                                              COMMISSION FILE NUMBER 33-17598-NY



                       SECURITIES AND EXCHANGE COMMISSION


                                 WASHINGTON, DC






                                   FORM 10-KSB


                                  ANNUAL REPORT

                            FOR THE FISCAL YEAR ENDED

                                  JUNE 30, 1997






                            MEDCO HEALTH CORPORATION
                      (Formerly Williston Oil Corporation)



                                    EXHIBITS

                     INDEX OF EXHIBITS BEING FILED HEREWITH

 Page
 ----
                                                        Exhibits Incorporated
                                                        Herein By Reference,
                                                      Exhibit No. As Filed With
                                                          Document Indicated
                                                          ------------------

     1. (a) Agreement and Plan of Reorganization by and among Williston Oil Corporation, Sun Capital Corporation and Medco Health Corporation and Fahim Sahraie dated January 16, 1996.

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


                            MEDCO HEALTH CORPORATION

                            /s/ Fahim Sahraie
                            --------------------------------
                            Fahim Sahraie, President and Director


                            Date:            11/26          , 1997
                                  --------------------------

      In accordance with the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


By /s/ Fahim Sahraie
  --------------------------
    Fahim Sahraie

Date:          11/26        , 1997
       ---------------------

By /s/ Hashem Sahraie
  ------------------------------
    Hashem Sahraie
    Secretary and Director

Date:          11/26        , 1997
       ---------------------