Form 10QSB
period 1997-09-30
MEDCO HEALTH CORP
filed 1997-11-28
CIK 315904

                      U.S. SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter period ended September 30, 1997.

[   ]  Transition report under Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period
from to.

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

                      Class A Common Stock, $.001 Par Value

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve (12) months (or for such shorter period that registrant ?was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90)
days. YES [ X ] [   ].

                      Applicable Only to Corporate Issuers

         State the number of shares outstanding of each of the issuer's classes of common equity:

          40,140,143 Shares of Class A Common Stock, $.001 par value
           1,250,000 Shares of Class B Common Stock, $.001 par value

                  Transitional Small Business Disclosure Format

                                YES [   ] NO [ X ]

                            MEDCO HEALTH CORPORATION
                      (FORMERLY WILLISTON OIL CORPORATION)


                                TABLE OF CONTENTS

Part I

                                                                                          Page
                                                                                          ----

Item 1 - Financial Information

         Medco Health Corporation's Balance Sheets as of 09/30/97 and 06/3096               1

         Statements of Operations for the three month period ended 09/30/97,
         and 1996                                                                           2

         Statements of Stockholders Equity                                                  3

         Statements of Cash Flows for the three month periods ended 09/30/97,
         and 1996                                                                           4

         Notes to Financial Statements                                                     5-8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                         8-9

Part II

Item 1 - Legal Proceedings                                                                  9

Item 2 - Changes in Securities                                                              9

Item 3 - Defaults upon Senior Securities                                                    9

Item 4 - Submission of Matter to a Vote of Security Holders                                 9

Item 5 - Other Information                                                                  9

Item 6 - Exhibits and Reports on Form S-K                                                  9-10

Item 1.  Financial Statements

         The financial statements of the company, are set forth below:

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets
                                     Assets

                                                                           September 30, 1997     June 30,1996
                                                                           ------------------     ------------
Current assets
     Cash                                                                           $   9,030        $   8,720
     Accounts receivable,
     Deposits on equipment                                                             20,000           20,000
     Prepaid expenses                                                                  80,000           80,000
                                                                                    ---------        ---------

                                                                                      109,030          108,720
                                                                                    ---------        ---------

Equipment, at cost, net of accumulated
     depreciation of $63,797 - September, 1997 and
     $48,448 - June, 1996                                                             469,317          235,189
                                                                                                     ---------

Other assets
     Organization costs, net of accumulated
      amortization of $2,250 - September, 1997 and
      $2,000 - June, 1996                                                               2,750            3,000
     License fees                                                                       5,005            5,005
                                                                                    ---------        ---------

                                                                                        7,755            8,005
                                                                                    ---------        ---------
                                                                                    $ 586,102        $ 351,914
                                                                                    =========        =========



                                 Liability and Stockholders' Equity (Deficit)

Current liabilities
     Current maturities of long-term debt                                           $  60,281        $   6,782
     Accrued expenses                                                                  33,000           25,000
                                                                                    ---------        ---------

                                                                                       93,281           31,782
                                                                                    ---------        ---------
Long-term debt, net of current maturities                                             250,710           34,710
                                                                                    ---------        ---------
Due to stockholder                                                                    423,416          400,895
                                                                                    ---------        ---------

Stockholders' equity (deficit)
     Common stock                                                                      40,140           40,140
     Additional paid-in capital                                                       268,667          268,667
     Deficit accumulated during the development stage                                (490,122)        (424,280)
                                                                                    ---------        ---------

                                                                                     (181,305)        (115,473)
                                                                                    ---------        ---------

                                                                                    $ 586,102        $ 351,914
                                                                                    =========        =========

                        See Notes to Financial Statements
                                   (Unaudited)

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                            Statements of Operation

                                                                                       Cumulative
                                                                                      Period from
                                                         Three Months Ended          July 1, 1994
                                                               September 30              (Date of
                                                                                    Inception) to
                                               1996                1997        September 30, 1997
                                           ------------------------------------------------------
Revenues                                     $       --          $       --          $    225,369
Cost of sales                                        --                  --                99,439
                                             ------------        ------------        ------------
Gross profit                                         --                  --               125,930
                                             ------------        ------------        ------------
General and administrative expenses:
      Payroll - officers                           32,390                --                39,890
      Payroll - other                               8,000                --                17,692
      Taxes and licenses                            2,517                 936               5,653
      Real estate taxes                              --                  --                11,304
      Management fees                               1,065                --                 5,925
      Commission expense                              200                --                 8,400
      Travel                                          450                --                15,362
      Miscellaneous                                 1,641                   5               3,450
      Bad debt                                       --                  --                60,746
      Insurance                                     2,779               1,635              29,514
      Outside services                               --                11,072              81,624
      Supplies                                      2,270                --                 5,400
      Advertising                                    --                  --                 1,844
      Truck and auto expenses                         746                  50              10,553
      Rent                                          2,250              25,100              81,725
      Telephone                                        79                 318              11,786
      Utilities                                       134                 459               5,850
      Repairs and maintenance                          35                --                 1,193
      Office expense                                  195                 635               5,190
      Seminars                                       --                  --                   648
      Professional fees                             4,045               5,000              86,768
      Depreciation and amortization                 2,650              15,622              66,070
                                             ------------        ------------        ------------
                                                   61,446              60,832             556,587
                                             ------------        ------------        ------------
Operating loss                                    (61,446)            (60,832)           (430,657)
                                             ------------        ------------        -----------
Other income (expense)
      Interest expense                               --                (5,000)            (25,000)
      (Loss) Gain on equipment                     59,800                --               (33,628)
                                             ------------        ------------        ------------
                                                   59,800              (5,000)            (58,628)
                                             ------------        ------------        ------------

Loss before provision for income taxes             (1,646)            (65,832)           (489,285)

Provision for income taxes                           --                  --                   827
                     n                       ------------        ------------        ------------
Net loss                                     $     (1,646)       $    (65,832)       $   (490,112)
                                             ============        ============        ============

Net loss per common share                    $       --          $       --          $       (.01)
                                             ============        ============        ============

Weighted average shares of
      common stock outstanding                 38,017,913          38,986,977          38,986,977
                                             ============        ============        ============

                        See Notes to Financial Statements
                                   (Unaudited)

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                  Statements of Stockholders' Equity (Deficit)


                                    Common          Paid in         Retained
                                     Stock          Capital         Earnings            Total
                                     -----          -------         --------            -----
Capital contribution                $37,944       $ (27,944)       $    --          $  10,000

Net loss                               --              --            (42,665)         (42,665)
                                    -------       ---------        ---------        ---------

Balance, June 30, 1995               37,944         (27,944)         (42,665)         (32,665)

Net loss - June 30, 1996               --              --            (89,266)         (89,266)

Capital contributions                   184          91,816             --             92,000
                                    -------       ---------        ---------        ---------

Balance - June 30, 1996              38,128          63,872         (131,931)         (29,931)

Capital contributions                 2,012         204,795             --            206,807

Net loss - June 30, 1997               --              --           (292,349)        (292,349)
                                    -------       ---------        ---------        ---------

Balance - June 30, 1997             $40,140       $ 268,667        $(424,280)       $(115,473)

Net Loss - September 30, 1997          --              --            (65,832)         (65,832)
                                    -------       ---------        ---------        ---------

 Balance - September 30, 1997       $40,140       $ 268,667        $ 490,112        $(181,305)
-----------------------------       =======       =========        =========        =========



                        See Notes to Financial Statements
                                   (Unaudited)

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                               Statements of Cash Flows

                                                                                                     Cumulative
                                                                                                    Period from
                                                                       Three Months Ended          July 1, 1994
                                                                           September 30                (Date of
                                                                                                  Inception) to
                                                                    1996             1997        September 30, 1997
                                                              -------------     -----------------------------------
Cash flows from operating activities
     Net loss                                                   $ (1,646)       $ (65,832)       $(490,112)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Depreciation and amortization                             2,650           15,622           66,070
         Bad debts                                                  --               --             60,746
     Change in assets and liabilities:
         (Increase) in accounts receivable                          --               --            (60,746)
         (Increase) decrease in prepaid expenses                 (32,000)            --            (80,000)
         Increase in accrued expenses                              2,000            8,000           33,000
         Net cash used in operating activities                   (28,996)         (42,210)        (471,042)
                                                               ---------        ---------        ----------
Cash flows from investing activities:
     Organization costs                                             --               --             (5,000)
     License fees                                                   --               --             (5,005)
     Deposits on equipment                                        32,000             --            (20,000)
     Capital expenditures                                        (53,171)        (250,000)        (492,145)
                                                               ---------        ---------        ----------

Net cash used in investing activities                            (21,171)        (250,000)         (522,150)
                                                               ---------        ---------        ----------

Cash flows from financing activities:
     Proceeds from stockholder loan                                 --             22,520          963,035
     Repayment of stockholder loan                               (1,950)             --           (539,620)
     Proceeds from issuance of common stock                         --               --            300,807
     Proceeds from additional paid-in-capital                       --               --              8,000
     Proceeds from long term borrowings                             --            270,000          270,000

Net cash provided by financing activities                        (1,950)          292,520         1,002,222
                                                              ---------         ---------        ----------

Net (decrease) increase in cash                                 (52,117)             310             9,030

Cash - beginning of period                                       52,833            8,720             --
                                                              ---------        ---------        ----------
Cash - end of period                                           $    716        $   9,030        $   9,030
                                                              =========        =========        ==========

Supplemental Disclosure of Cash Flow Information:

     Interest paid                                              $   --          $   5,000        $  25,000
                                                             =========          =========        =========

     Income taxes paid                                          $   --          $    --          $     422
                                                             =========          =========        =========


                        See Notes to Financial Statements
                                   (Unaudited)

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

              Organization Costs
              Organization costs are amortized on a straight-line basis over five years. Amortization expense for the three months ended September 30, 1997 was $250 and the year ended June 30, 1997 was $1,000.

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

Note 2 -      Long-Term Debt
              Note payable in equal monthly installments of $875 including interest at the rate of 9.66%; final payment due June 2002, collateralized by a vehicle with an undepreciated cost of
              approximately $51,600                                                             $   40,991

              Note payable in equal monthly installments of $4,500 in                              270,000
              addition to interest payable at the rate of prime plus 1%.
              This loan is secured by the residence of the majority shareholder.
              Final payment is due August, 2002.

              Less: current maturities                                                              60,281
                                                                                               -----------
              Long-term debt                                                                   $   250,710
                                                                                               ===========

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
                                                                                                ----------


Note 3 -      Capital Stock
              The following is a summary of the various classes of capital stock at September 30, 1997:

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
                   none issued and outstanding                                                 $         -
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

Note 4 -      Going Concern
              As shown in the accompanying financial statements, the Company incurred a net cumulative loss of $490,112 during the period July 1, 1994 (date of inception) to September 30, 1997, and as of that date, the Company's total liabilities exceeded its total assets by $181,305.

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

                 Medco Health Corporation (formerly Medco, Inc.)
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 5 -      Related Party Transactions
              During the period July 1, 1994 (date of inception) to September 30, 1997, the stockholder advanced the Company approximately $423,000. There are no stated terms for repayment and interest is calculated at 7%.

Note 6 -      Commitments and Contingencies
              The Company leases its facility under an operating lease which expires June 30, 2016. The lease provides for monthly payments of $8,000 through June 2001. Afterwards the rent will be increased by the increase in the consumer price index. The minimum future rental payments under this lease are as follows:

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

Item 2. Management's Discussion and Analysis of Financial Condition and Result of Operations

         The following is management's discussion and analysis of significant factors which have affected the Company's financial position and operations during the fiscal quarter that ended September 30, 1997.

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

Results of Operations

         The company's revenues from its date of inception until September 30, 1997 is $225,369. The Company's revenues for the three months that ended September 30, 1997 were $0.00.

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

Item 2.  Changes in Securities

         The Company did not sell or issue any securities of any kind during the period that ended on September 30, 1997.

Item 3.  Defaults Upon Senior Securities

         For the period that ended on September 30, 1997, there was no defaults upon senior securities or securities of any kind by the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders by the Company fr the period that ended September 30, 1997.

Item 5.  Other Information

         There is no other information that the Company believes is necessary to be included in this report.

Item 6.  Exhibits and Reports on Form S-K

         (a)  Exhibits filed herewith:

               None

         (b) Current reports on Form 10KSB, dated November 26, 1997, filed with the Securities and Exchange Commission.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MEDCO HEALTH CORPORATION



Date: November 26, 1997                      By:/s/ FAHIM SAHRAIE
                                                -----------------------------
                                                FAHIM SAHRAIE
                                                President/Director



Date: November 26, 1997                      By:/s/ HASHEM SAHRAIE
                                                -----------------------------
                                                HASHEM SAHRAIE
                                                Secretary/Director